Form 10-K405
period 1995-12-31
ANGELES MORTGAGE INVESTMENT TRUST
filed 1996-02-09
CIK 840997

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from                    to
                                        ------------------    -----------------

                          Commission File No. 33-47228

                        ANGELES MORTGAGE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

         California                                           95-6890805
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)

  340 North Westlake Blvd., Suite 230
     Westlake Village, California                                91362
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (805) 449-1335

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Exchange on which
        Title of each class:                                   registered:

     Class A shares, $1.00 par                          American Stock Exchange
       value Angeles Mortgage
       Investment Trust Units

Securities registered pursuant to Section 12(g) of the Act:        None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     The aggregate market value of the Class A Shares held by non-affiliates, based upon a closing price of $7 1/2 on February 1, 1996, was approximately $ 18,135,000.

     As of February 1, 1996 there were 2,826,700 shares of Angeles Mortgage Investment Trust Class A, $1.00 par value outstanding.

     Documents incorporated by reference: (1) Proxy Statement to be sent to shareholders on or about February 21, 1996.

                                 Total Pages 40
                                             --

                                TABLE OF CONTENTS

PART I............................................................................................    3

ITEM 1 BUSINESS...................................................................................    3
   Employees......................................................................................    4
   Competition....................................................................................    4
ITEM 2. PROPERTIES................................................................................    4
ITEM 3. LEGAL PROCEEDINGS.........................................................................    5
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................    6

PART II...........................................................................................    7

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.............    7
ITEM 6.  SELECTED FINANCIAL DATA..................................................................    8
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....    9
   General........................................................................................    9
   Fiscal year 1995 compared to 1994..............................................................    9
   Fiscal year 1994 compared to 1993..............................................................   10
   Liquidity And Capital Resources................................................................   11
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................   13
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURES...   28

PART III..........................................................................................   29

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS..........................................................   29
ITEM 11. EXECUTIVE COMPENSATION...................................................................   31
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................   31
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................   31

PART IV...........................................................................................   32

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K....................   32

                                     PART I

ITEM 1    BUSINESS

         Angeles Mortgage Investment Trust (the "Trust") is a California business trust which qualifies as a real estate investment trust for federal income tax purposes. The Trust was originally organized as a publicly held limited partnership that began offering limited partnership units (the "Units") on August 18, 1986 and commenced operations on July 9, 1987. In January 1989, the holders of a majority of the Units elected to transfer all of the partnership's assets to the Trust. Presently the Trust's capital structure consists of 2,826,700 outstanding shares of Class A Common Stock ("Class A Shares") and 1,675,113 outstanding shares of Class B Common Stock ("Class B Shares"). The Class A Shares are publicly held and are traded on the American Stock Exchange. Each of the Class A Shares and the Class B Shares is entitled to one vote with respect to any matters put before the Trust's shareholders.

         Angeles Funding Corporation ("AFC"), a wholly owned subsidiary of Angeles Corporation ("Angeles") served as advisor to the Trust until February 1993. Through AFC the Trust had invested in various types of intermediate-term loans (the "Trust Loans" or "Loans"). The majority of the Loans were made principally to partnerships that were once controlled by Angeles and are now controlled by Insignia Financial Group, Inc., a Delaware corporation, which through an affiliate holds the Trust's Class B Shares, (Insignia Financial Group, Inc. and its affiliates are referred to as "Insignia" in this document). These partnerships include private and public real estate limited partnerships which were formed to acquire, own and operate income-producing real properties. As of December 31, 1995, there were 30 Trust Loans outstanding, with an aggregate portfolio balance of approximately $30 million, net of a $13 million loan loss reserve, and $3.4 million of real property, net of a $.2 million valuation reserve. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         By virtue of its ownership of the Class B Shares, Insignia owns a 1% interest in the profits, losses, credits and distributions of the Trust and 37% of the Trust's total voting shares. As discussed in Note 7, "Notes to Financial Statements", the Trust and Insignia entered into an agreement pursuant to which Insignia granted to the Trust the option to purchase all the Class B Shares currently owned by Insignia. The option is exercisable by the Trust in 10 years for approximately $94,000. During the 10 year period that the option is outstanding, all of the Class B Shares are required to vote, pursuant to an irrevocable proxy, with the majority of Class A Shares in connection with any proposal involving the Trust and Insignia or the election of any Trustee nominated by Insignia. Such majority will be determined without consideration of the votes of "Excess Class A Shares," as defined in the Trust's Declaration of Trust. With respect to all other matters, the affiliate of Insignia can vote the Class B Shares without restriction.

         The Trust, beginning in February 1993, faced significant liquidity problems caused by (i) the failure of a significant number of the Insignia partnerships and entities affiliated with Angeles to fully service outstanding debt obligations under their respective Trust obligations and (ii) Angeles' inability to fully service its debt obligations under its promissory note receivable or perform its other obligations to the Trust under its third party loan guarantees and shareholder distribution guarantees. As of February 1993, approximately 75% of the Trust's Loan portfolio had defaulted in payments to the Trust. In February 1993, Angeles informed the Trust that it was unable to perform its obligations under its guarantees because of liquidity problems caused by its inability to complete sales or refinancings of real estate assets, its inability to fully realize asset values in a continuing sluggish and depressed real estate market and the failure of the Insignia partnerships to service fully, if at all, their debt obligations to Angeles. On May 3, 1993, Angeles filed for protection under Chapter 11 of the federal bankruptcy code. Angeles' failure to perform under its guarantees, together with the defaults on Trust Loans made to the Insignia partnerships and affiliates of Angeles, resulted in the Trust's temporary suspension of cash distributions to the Class A Shareholders starting February 1993. The Trust made various claims against Angeles and eventually reached agreement with Angeles and the Committee of Creditors Holding Unsecured Claims of Angeles to settle all claims between the Trust and Angeles. The settlement agreement was approved by the Bankruptcy Court in March 1995. Under the agreement, the Trust received over $15 million in cash, notes, and Trust Class A Shares.

         The Trust has restructured the majority of its Loan portfolio since February 1993, when the Trust terminated its advisory agreement with AFC, and has been able to entirely pay off its then outstanding bank loan of $20 million. However, Loans having a carrying value of approximately $12 million (or 25% of the Trust's investments) are not currently paying debt service to the Trust. The Trust's options are significantly limited as a result of and its position as the holder of second and third trust deeds and promissory notes subordinate to other senior creditors. The Trust's lending is concentrated in secured and unsecured real estate loans in regions which have experienced adverse economic conditions. The realizable value of real estate collateralizing notes receivable or acquired in loan foreclosure proceedings can only be determined based upon a sales negotiation between independent third parties in an arm's length transaction. In addition, considering that, in most cases, it is the proceeds of sale and/or refinancing which will enable the Trust to receive funds, the actual proceeds may be significantly impacted by the condition of the real estate industry at the time the principal amounts become due or properties sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         From time to time the Trust has held, and will continue to hold discussions with other REITs to consider expanding the Trust's portfolio through a transaction involving the issuance of Trust shares or entering into joint ventures or partnerships which would ultimately result in the issuance in Trust shares.

         The general policies and supervision of the Trust are overseen by a board of four trustees (the "Trustees").

         The Trust will terminate December 31, 2003, unless extended by vote of the shareholders. Upon liquidation of the Trust, disposition proceeds will be distributed to the shareholders.

EMPLOYEES

         The Trust has three employees. Upon the 1993 termination of AFC's advisory and administrative services the Trust engaged personnel to advise and administer its operations. The Class A Shareholders have no right to participate in the management or conduct of the Trust's business and affairs.

COMPETITION

         The business in which the Trust is engaged is highly competitive, and the Trust is not a significant factor in its industry. The Trust competes with significant numbers of organizations (including banks, savings and loan associations, insurance companies, other lending institutions and other similar limited partnerships and trusts) with respect to its financing activities.

ITEM 2.   PROPERTIES

         In August 1993, the Trust acquired through a mortgage loan foreclosure, a vacant parcel of land located in Houston, Texas and in January 1994, the Trust acquired through a mortgage loan foreclosure, a 220 unit apartment complex located in Decatur, Georgia. The apartment complex was sold in 1994 for $3.4 million. The vacant parcel of land, free and clear of any liens, was sold in 1995 for $1.5 million.

         In addition, in 1995 the Trust obtained title to three properties through deeds-in-lieu of foreclosure. Two of these properties, are industrial warehouses, and are located in Cleveland, Ohio. One is known as 4851 Van Epps, on which the Trust held a first trust deed mortgage in the amount of $1,500,000 and the second is known as 4705 Van Epps, on which the Trust obtained a judgment lien through recourse provisions in a defaulted loan. In October 1995, the Trust sold the 4851 Van Epps property for $1,370,000. The third property, University Center Phase I & II, was obtained through a deed-in-lieu of foreclosure, through recourse provisions in a defaulted loan. The property consists of warehouse office space located in Fridley, Minnesota.

         In December 1995, the Trust foreclosed on its first trust deed mortgage in the original amount of $1,800,000, held on a retail shopping center, known as University Center Phase IV.

         The following is a list of properties owned by the Trust and held for sale as of December 31, 1995.

                                                                                   Gross
                           Date of         Type of                                Carrying
     Property             Ownership       Ownership               Use              Value
-------------------       ---------     -------------     --------------------   ----------
4705 Van Epps              8/24/95      Fee ownership     Industrial Warehouse   $  500,000
                                                          35,000 Sq. Ft.

University Center         11/16/95      Fee ownership     Warehouse Office        1,100,000
   Phase I & II                                           51,200 Sq. Ft.

University Center          12/2/95      Fee ownership     Retail Shopping         1,800,000
   Phase IV                                               56,000 Sq. Ft.
                                                                                 ----------
                                                                                 $3,400,000
                                                                                 ==========

ITEM 3.   LEGAL PROCEEDINGS

THE TRUST IS CURRENTLY INVOLVED AS A PLAINTIFF IN THE FOLLOWING LAWSUITS:

1. Angeles Mortgage Investment Trust vs. Morton D. Kirsch, an individual, Wherco, Inc., a California corporation, Jeffrey Schultz, and individual, Schultz Investments, an entity, Jonathan Schultz, an individual, John Barry Clemens, an individual, and Jules P. Kirsch, an individual, and DOES 1 through 50, inclusive Superior Court of the State of California for the Los Angeles, Case No. BC 125243

         On April 5, 1995, the Trust filed this action for violations of California Corporations Code Sections 25402 and 25502.5 and California Business and Professions Code Sections 17200 et. seq. The action seeks damages and injunctive relief based on defendants' use of "inside information" in connection with their purchase of Class A shares of stock in the Trust. The Trust seeks treble damages pursuant to the Corporations Code, plus attorneys fees, prejudgement interest and an injunction. The Trust filed its second amended complaint on July 11, 1995. All defendants have filed answers to the second amended compliant. Discovery is ongoing.

2. Angeles Mortgage Investment Trust vs. Morton D. Kirsch, an individual, Wherco, Inc., a California corporation, Leland Evans, an individual, Jonathan Schultz, an individual, John B. Clemens, an individual, Jules
         P. Kirsch, an individual, Lee C. McClurkin, an individual, and Arthur
         G. Weiss, an individual United States District Court, Central District of California, Case No. 95-2670 WDK (CTx)

         On April 21, 1995, the Trust filed this action in Federal Court for violations of Sections 13(d) and 14(a) of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder. This action seeks injunctive relief based on defendants' failure to disclose complete and accurate information in violation of the Federal Securities Laws. On May 2, 1995, Morton D. Kirsch and Wherco, Inc. filed a Counterclaim and Third Party Compliant for injunctive relief against the Trust, and Third Party Defendants Insignia Financial Group, Inc., a Delaware corporation, MAE GP Corporation, a Delaware corporation, Ronald J. Consiglio, an individual, J. D'Arcy Chisholm, an individual, Bryan L. Herrmann, an individual, and Jack E. McDonald, an individual. On May 17, 1995, Morton D. Kirsch and Wherco, Inc., dismissed the Counterclaim and Third Party Compliant. Discovery is ongoing.

                                   PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         The Trust has 1,738 Class A Shareholders of record as of February 1, 1996. The Class A Shares are currently traded on the American Stock Exchange under the symbol "ANM". All of the Class B Shares are held by MAE GP Corporation, an affiliate of Insignia.

         The Trust, as noted in Note 7 in the "Notes to the Financial Statements", has acquired an option to purchase all of the Class B Shares held by MAE GP Corporation, an affiliate of Insignia. There is no established public trading market for these shares.

         The following table sets forth the high and low sales prices of the Trust's Class A Shares for the two most recent calendar years:

                                                  High            Low
 1995, Quarter ended:
            December 31, 1995                    $7  9/16       $4 11/16
            September 30, 1995                   $7  1/4        $5  3/8
            June 30, 1995                        $7  5/8        $6  1/4
            March 31, 1995                       $7  1/2        $6  1/4

 1994, Quarter ended:
            December 31, 1994                    $6  7/8        $5  1/4
            September 30, 1994                   $6             $4  3/4
            June 30, 1994                        $5  5/8        $3  1/2
            March 31, 1994                       $3  7/8        $2  9/16

         On February 1, 1996, the last sale price of the Class A Shares as reported by the American Stock Exchange was $7 1/2. The Trust made no distributions in 1994 and 1995. The Board of Trustees of the Trust declared a $.10 per share dividend payable on February 13, 1996, to shareholders of record on January 22, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Board of Trustees of the Trust has authorized the Trust to repurchase, in open market transactions, up to 10% of its Class A Shares. The Trust has repurchased 43,800 shares under this program. There were no purchases in 1995, 1994 and 1993.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                  FOR THE YEARS ENDED DECEMBER 31
                                       ---------------------------------------------------------------------------------
                                           1995             1994              1993             1992             1991
                                       ------------     ------------     ------------     ------------      ------------
Revenue (1)                            $ 19,502,000     $  2,769,000     $  4,307,000     $  9,505,000      $  8,470,000
Costs and expenses (2)                    2,213,000        2,396,000        3,017,000       37,808,000         3,044,000
Extraordinary item (3)                    1,844,000             --               --               --                --
                                       ------------     ------------     ------------     ------------      ------------
Net income (loss)                      $ 19,133,000     $    373,000     $  1,290,000     $(28,303,000)     $  5,426,000
                                       ------------     ------------     ------------     ------------      ------------
PER CLASS A SHARE (4):
Income (loss) before
  extraordinary item                   $       5.77     $       0.11     $       0.38     $      (8.64)     $       1.93
Extraordinary item                     $       0.61     $       --       $       --       $       --        $       --
                                       ------------     ------------     ------------     ------------      ------------
Net income (loss)                      $       6.38     $       0.11     $       0.38     $      (8.64)     $       1.93
                                       ------------     ------------     ------------     ------------      ------------
Cash distributions to shareholders     $       --       $       --       $    573,000     $  6,562,000      $  5,640,000

Cash distributions per Class A
Share (5)                              $       --       $       --       $       0.17     $       2.00      $       2.00

Total assets                           $ 37,332,000     $ 35,535,000     $ 41,463,000     $ 48,781,000      $ 76,719,000

Notes and advances payable (6)         $       --       $ 11,085,000     $ 17,965,000     $ 26,285,000      $ 19,050,000

8.5% Convertible debenture, net        $       --       $       --       $       --       $       --        $  9,074,000

Shareholders' equity                   $ 37,139,000     $ 22,510,000     $ 22,137,000     $ 21,420,000      $ 47,280,000

Class A Shares
     Outstanding at end of year           2,826,700        3,394,026        3,394,026        3,394,026         2,786,200
     Weighted average outstanding         2,968,532        3,394,026        3,394,026        3,394,026         2,786,200

(1) In 1993, revenues decreased significantly as a result of approximately 75% of the Trust's portfolio defaulting in payments to the Trust after February 1993. In 1995, revenues increased significantly as a result of $15,954,000 of recovery of bad debts relating primarily to the Angeles settlement (see Note 10 in the "Notes to the Financial Statements"). In addition, the 1995 revenues include $435,000 of gain on sale of real property.

(2) Includes provision for loss and write-down of in-substance foreclosed properties of $35,000,000 in 1992.

(3) Extraordinary item in 1995 represents the settlement of claims the Trust had with various partnerships associated with Insignia; the Trust was able to negotiate the settlement of advances payable at a discount (see Note 7 in the "Notes to the Financial Statements").

(4) The net income per Class A Share was based the weighted average Class A Shares outstanding during the years ended December 31, 1995, 1994, 1993, and 1992, respectively, after deduction of the Class B Shares' 1% interest.

(5) Monthly cash distributions had been paid to the Class A Shareholders from cash generated by the Trust from operations, subject to Angeles' distribution guarantee of a minimum annual distribution of $2.00 per Class A Share through May 1994. As of February 1993, such distributions had been temporarily suspended due to the Trust's liquidity problems and Angeles' inability to perform its guaranty obligations or service the promissory note due the Trust. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(6) Notes and advances decreased significantly in 1995 as a result of the settlement of the Insignia related advances from partnerships of $7,595,000 and the full repayment of the Bank loan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion should be read in conjunction with "Selected Financial Data" and the "Financial Statements and Supplementary Data".

FISCAL YEAR 1995 COMPARED TO 1994

         For the year ended December 31, 1995 total revenue increased significantly as compared to total revenue for the same period in 1994. This increase is primarily due to the Angeles bankruptcy settlement which was effective March 31, 1995. The Trust recognized a recovery of bad debt of $12,844,000 as a result of the settlement, for which the Trust received proceeds of cash in excess of $8 million on April 14, 1995. Simultaneous with the Angeles settlement, the Trust settled its claims with the various partnerships associated with Insignia, which resulted in an extraordinary gain of $1,844,000 resulting from the Trust being able to negotiate the settlement of these claims at a discount. During the year ended December 31, 1995, the Trust recorded an additional $3,110,000 in recovery of other bad debts, which were associated with partial principal repayments on loans which had allowances for estimated losses recorded in addition to recording two properties the Trust received through deeds-in-lieu of foreclosure at market value. Included in the $3,110,000 of debt recovery, the Trust reversed $1,800,000 of allowance for estimated loss relating to the Fox Run loans, based upon improved property performance, the commencement of modified debt service in the fourth quarter of 1995 and an anticipated refinancing of the mortgages on the property.

         In addition, revenues increased in 1995 from 1994 as a result of a $435,000 gain recognized from the $1,370,000 sale of the 4851 Van Epps property. The Trust obtained title to this property through a deed-in-lieu of foreclosure in September 1995, from its first trust deed mortgage on this property.

         Interest income for the twelve months ended December 31, 1995 increased approximately 12% or $318,000 when compared to the same period ended in 1994. The increase is primarily related to two Trust Loans: (1) recognition of interest due to restructuring of past due interest into principal, the note is currently performing; and (2) recognition of interest as a result of debt satisfaction through a deed-in-lieu of foreclosure.

         Property rental income and ownership expenses increased for the year ended 1995 when compared to 1994 as the Trust owned up to five properties during 1995 compared to two properties owned in 1994.

         In December 1995, the Trust sold the parcel of land it owned in Houston, Texas for $1,500,000 and recognized a $3,000 loss from such sale.

         Interest expense on the Bank line of credit decreased as the Trust's average month-end borrowings were $2,075,000 and $6,093,000 in 1995 and 1994, respectively. Such decrease is offset by an increase in the weighted average interest rate of 10.1% and 9.0% for the years ended December 31, 1995 and 1994, respectively.

         Other interest expense decreased for the twelve months ended December 31, 1995 when compared to the same period in 1994. Such interest expense is associated with cash advances which had a balance of $7,585,000 as of December 31, 1994 and were paid effective March 31, 1995 (see Note 7 of Notes to Financial Statements).

         The increase in general and administrative expenses for the twelve months ended December 31, 1995 when compared to the same period in 1994, is primarily due to increased proxy solicitation costs of approximately $150,000 incurred as a result of the proxy fight with the Kirsch slate. The increased legal fees are associated with state claims brought by the Trust against a group of investors, claiming the investors acquired Trust Class A shares based on insider information and a federal claim against Morton Kirsch and Wherco, Inc. and others, for deficiencies in information required to be filed and, false and misleading information filed by the defendants in public documents regarding the Trust. The Trust seeks recovery of legal expenses in connection with certain of these claims.

FISCAL YEAR 1994 COMPARED TO 1993

         The Trust had revenue of $2,769,000 in 1994, a decrease of $1,538,000 or 35% from the prior year, with costs and expenses decreasing $611,000 from the prior year. Net income was $373,000 and $1,290,000 for 1994 and 1993, respectively. The primary factors contributing to the decrease in Trust's net income are discussed in the following paragraphs.

         Interest income decreased from $4,307,000 in 1993 to $2,769,000 in 1994. Of this decrease, approximately $900,000 is due to loans which were paid in full or which the Trust received significant payments in late 1993 and early 1994. An additional $600,000 is due to loans which were placed on non-accrual in 1994 or the interest pay rate had been modified downward.

         Rental income in 1994 is the result of income earned on properties the Trust has foreclosed upon. Such rental income was primarily generated from the apartment complex owned by the Trust for a three month period of time prior to its sale in April 1994. The remaining property owned by the Trust is a parcel of land which generates only a minor amount of income.

         The Trust Loans outstanding at December 31, 1994 have various maturities ranging from those that have already matured to nine years, and have stated fixed interest rates ranging from 8.5% to 13%. A significant portion of the Trust Loans are secured by real property owned by the borrowers of such Trust Loans, by an assignment of the limited partnership interest in the limited partnership that owns the property (but not the specific underlying property) or by a general obligation of the limited partnerships that own the property.

         The overall decrease in costs and expenses from 1993 to 1994 is due to various factors, the most significant being interest expense to the bank.

         Interest expense to Bank decreased as the Trusts average month-end borrowings on the bank line of credit were $6,093,000 and $15,938,000 in 1994 and 1993, respectively. Such decrease is offset by changes in the stated interest rate and increases in the prime rate during 1994, thus resulting in weighted average interest rates of 9.06% and 7.63% for the years ended 1994 and 1993, respectively.

         Interest expense to affiliated partnerships increased to $548,000 for the year ended 1994, or a 17% increase over such expense in 1993. Such advances from affiliated partnerships had an average month-end balance of $7,585,000 and $7,618,000 in 1994 and 1993, respectively. These cash advances allegedly accrued interest from the Trust at the prime rate of interest with accrued interest payable of $941,000 as of December 31, 1994. The increase in such interest expense is due to the fact that the prime interest rate increased from 6% to 8.5% during 1994, thus resulting in weighted average interest rates of 7.13% and 6% for 1994 and 1993, respectively. Beginning February 1993, the Trust has not paid interest on such accruals.

         The decrease in general and administrative expenses for 1994 when compared to 1993 is due primarily to decreased professional fees, excluding legal fees. Legal expenses increased to $505,000 in 1994 as compared to $270,000 in 1993, due to the Trust's counsels involvement and preparation of settlement documents relating to the settlements in principal with Angeles and Insignia. In addition, the Trust during 1994 has commenced the foreclosure process on three Trust Loans which the Trust holds the first trust deed position. This foreclosure process has required the significant use of outside counsel. In addition, in May 1993, the Trust established and opened its own offices and in 1993, hired three employees to help administer and monitor the Trust operations. Such expenses are partially offset due to the termination of the Advisors services in February 1993 and the corresponding elimination of the advisory fees and non-accountable expense allowance paid to AFC.

LIQUIDITY AND CAPITAL RESOURCES

         In February 1993, the Trust's policy of distributing monthly the net cash from operations to its Class A Shareholders was temporarily suspended as a result of the failure of the Insignia Partnerships and Angeles to fully service their respective Trust Loan obligations and Angeles' inability to fulfill its guarantee of a minimum annual distribution of $2.00 per Class A Share through May 1994. The Trust announced on December 20, 1995 that it had reduced its bank and other debt to zero and had scheduled its first dividend payment in three years to Class A Shareholders of record on January 22, 1996 to be payable on February 13, 1996, in the amount of $0.10 per share.

         As of July 25, 1995, the Trust has a new line of credit established with the Bank, in the amount of $5 million. This new line of credit requires monthly interest only payments based upon prime plus 1% and matures July 31, 1996. The new line of credit which has substituted for the prior loan with the Bank allows the Trust to draw on such line to facilitate the foreclosure process on Trust loans. In August 1995, the Trust drew down on such line of credit in the amount of $343,000 in order to pay-off the first trust deed on a property obtained through a deed-in-lieu of foreclosure (see Note 6). On December 5, 1995, the Trust paid off the outstanding balance on the line of credit.

         The Trust's liquidity is dependent upon its borrowers having sufficient cash to pay interest and principal payments as they become due. In February 1993, a significant number of the Insignia Partnerships failed to service their debt obligations under the Trust Loans. The Trust has since completed the process of restructuring certain of the Trust Loans. The restructured loan terms typically include a reduction in the interest rate, an extension of the loan term, payment of at least net cash flow from the operation of the relevant property on a current basis and a modest increase in the principal balance of the loan as consideration for the modification.

         The Trust has restructured the majority of its loan portfolio since February 1993 and has been able to entirely pay off its then outstanding bank loan debt of $20 million. However, loans having a carrying value of approximately $12 million (or 25% of the Trust's investments) are not currently paying debt service to the Trust. The Trust's options are significantly limited as a result of its position as the holder of second and third trust deeds subordinate to other creditors. The Trust's lending is concentrated in secured and unsecured real estate loans in regions which have experienced adverse economic conditions. The realizable value of real estate collateralizing notes receivable or owned from Loan foreclosures, can only be determined based upon a sales negotiation between independent third parties in an arm's length transaction. In addition, considering that, in most cases, it is the proceeds of sale and/or refinancing which will enable the Trust to receive such funds, the actual proceeds may be significantly impacted by the condition of the real estate industry at the time the principal amounts become due or properties sold.

         The Trust received full and partial paydowns of approximately $10.5 million from 15 Trust Loans, $3.6 million from six Trust Loans, and $9 million from six Trust Loans during 1993, 1994, and 1995, respectively. Such repayments have resulted from either the sale or refinancing of the properties or partial principal prepayments.

         In January 1994, the Trust foreclosed on a 220 unit apartment complex, located in Georgia, on which the Trust held a $3,600,000 first trust deed mortgage. The Trust subsequently sold this property in April 1994 for $3,400,000, resulting in cash proceeds of approximately $3,300,000. The proceeds were used to pay down the Trust's loan with the Bank. During 1994, the Trust commenced the foreclosure process on 4851 Van Epps, University Center - Phase IV and Colony Cove Loans on which the Trust holds first trust deed mortgages. In addition, during 1995 the Trust foreclosed on University Center Phase IV and took title to three properties through deeds-in-lieu of foreclosure. These properties include 4851 Van Epps for which the Trust had commenced foreclosure action in 1994. In October 1995, the Trust sold this property for $1,370,000, receiving net cash proceeds of $580,000 and a first trust deed on the property for $700,000. In addition, the Trust obtained title, through deeds-in-lieu of foreclosure as a result of recourse provisions in a defaulted loan, on 4705 Van Epps, an industrial warehouse located in Cleveland, Ohio and on University Center I and II, office industrial property located in Fridley, Minnesota. The 4705 Van Epps property is under contract for sale which is scheduled to close in the first quarter of 1996. In addition, the Trust sold a parcel of land located in Houston, Texas for $1,500,000, resulting in net cash proceeds of approximately $1,400,000.

         As discussed in Note 10 in the "Notes to the Financial Statements", the settlement between the Trust and Angeles represented over $15 million in various assets including $6 million in cash. The collateralized note due December 31, 1998, carries interest at prime plus one percent with a maximum interest rate of 8.5%. The note is collateralized with a pledge of Angeles limited partnership interest in a limited partnership whose assets are comprised of notes and receivables from various real estate investment partnerships. The collectibility of the note is subject to the performance of the obligors of the various notes and receivables. Although the Trust at this time believes there is sufficient collateral to provide for realization of the note, there can be no assurances that full recovery will result. The Trust used the cash proceeds from the settlement of over $6 million, to pay down on debt obligations to the Bank and various limited partnerships.

         The Trust's management on a quarterly basis reviews the carrying value of the Trust's Loans and properties held for sale. Generally accepted accounting principles require that the carrying values of a note receivable or property held for sale cannot exceed the lower of its cost or its estimated net realizable value. The estimate of net realizable value is based on management's review and evaluation of the collateral properties as well as recourse provisions included in certain notes receivable. The allowance for loan loss as of December 31, 1995 was approximately $13 million. However, the provision for loss is an estimate which is inherently uncertain and depends on the outcome of future events. The Trust's estimates are based on an analysis of the Loan portfolio, composition of the Loan portfolio, the value of collateral and current economic conditions.

         From time to time the Trust has held, and will continue to hold discussions with other REITs to consider expanding the Trust's portfolio through a transaction involving the issuance of Trust shares or entering into joint ventures or partnerships which would ultimately result in the issuance in Trust shares.

         In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114 - "Accounting By Creditors for Impairment of a Loan", which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The statement requires that notes receivable be considered impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Impairment is to be measured either on the present value of expected future cash flows discounted at the note's effective interest rate or if the note is collateral dependent, on the fair value of the collateral. In October 1994, the FASB issued SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" which amends SFAS No. 114. SFAS No. 118 eliminates the income recognition provisions of SFAS No. 114, substituting disclosure of the creditor's policy of income recognition on impaired notes. SFAS No. 114 and SFAS No. 118 are both effective for the fiscal years beginning after December 15, 1994. The Trust implemented such pronouncements in 1995 which did not affect the Trust's interest income recognition policy or require the reclassification of loans within the Trust's balance sheet.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANGELES MORTGAGE INVESTMENT TRUST
Index to Audited Financial Statements and Supplemental Schedules

                                                                            Page No.
                                                                            --------
Report of Independent Certified Public Accountants - BDO Seidman, LLP         14

Audited Financial Statements and Supplemental Schedules - The financial statements and supplemental schedules of the Trust required to be included in Item 8 are listed below:

                  Balance Sheets at December 31, 1995 and 1994                15

                  Statements of Operations for the years ended
                  December 31, 1995, 1994 and 1993                            16

                  Statements of Changes in Shareholders' Equity
                  for the years ended December 31, 1995,
                  1994 and 1993                                               17

                  Statements of Cash Flows for the years ended
                  December 31, 1995, 1994 and 1993                            18

                  Notes to Financial Statements                               19

                  Supplemental Schedule III - Real Estate and
                  Accumulated Depreciation                                    35

                  Supplemental Schedule IV - Mortgage Loans on
                  Real Estate                                                 36

All other supplemental schedules are omitted because they are not required or because the required information is shown in the financial statements.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Trustees of
Angeles Mortgage Investment Trust

We have audited the accompanying balance sheets of Angeles Mortgage Investment Trust (the "Trust") as of December 31, 1995 and 1994, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedules listed at Item 8. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by the Trust's management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion the schedules present fairly, in all material respects, the information set forth therein.



BDO Seidman, LLP

Los Angeles, California
February 2, 1996

ANGELES MORTGAGE INVESTMENT TRUST
BALANCE SHEETS

                                                                                      DECEMBER 31
                                                                           --------------------------------
                                                           NOTES               1995               1994
                                                           -----               ----               ----
ASSETS

Notes receivable                                          2,3,5,6
 Mortgage notes receivable, (including
  $25,397,000 and $34,399,000 due from affiliates
  in 1995 and 1994)                                                        $ 26,987,000        $ 35,340,000
 Promissory notes receivable, (including
  $8,551,000 and $17,908,000 due from affiliates
  in 1995 and 1994)                                                           18,310,000         23,908,000
                                                                           -------------       ------------

                                                                              45,297,000         59,248,000
Foreclosed real estate held for sale                         4                 3,400,000          1,400,000
                                                                           -------------       ------------
                                                                              48,697,000         60,648,000
Less:  Allowance for estimated losses                                        (13,598,000)       (26,995,000)
                                                                           -------------       ------------

                                                                              35,099,000         33,653,000
Cash                                                                           1,229,000          1,104,000
Accrued interest receivable (net of reserves of
    $176,000 in 1995 and 1994)                                                   460,000            352,000
Prepaid expenses and other                                                       544,000            426,000
                                                                           -------------       ------------

Total assets                                                               $  37,332,000       $ 35,535,000
                                                                           =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Note payable to bank                                         6             $           -       $  3,500,000
Recorded cash advances from affiliated partnerships          7                         -          7,585,000
Accounts payable and accrued expenses                                            193,000          1,940,000
                                                                           -------------       ------------

Total liabilities                                                                193,000         13,025,000
                                                                           -------------       ------------

Shareholders' equity:                                        9
Class A Shares (2,826,700 in 1995, and 3,394,026 in 1994,
     issued and outstanding, $1.00 par value,
     unlimited shares authorized)                                              2,827,000          3,394,000
Class B Shares (1,675,113 issued and outstanding,
     $.01 value, unlimited shares authorized)                                     14,000             14,000
Additional paid-in capital                                                    51,719,000         55,656,000
Accumulated distributions in excess of cumulative net
     income                                                                  (17,421,000)       (36,554,000)
                                                                           -------------       ------------
Total shareholders' equity                                                    37,139,000         22,510,000
                                                                           -------------       ------------

Total liabilities and shareholders' equity                                 $  37,332,000       $ 35,535,000
                                                                           =============       ============

    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF OPERATIONS

                                                                                YEARS ENDED DECEMBER 31
                                                                      -------------------------------------------
                                                                         1995            1994            1993
                                                                      -----------     -----------     -----------
REVENUE:
Interest income (including $1,710,000, $2,080,000, and $3,534,000
     from affiliates in 1995, 1994, 1993, respectively)               $ 3,017,000     $ 2,696,000     $ 4,305,000
Rental income                                                              96,000          71,000            --
Gain from sale of real property                                           435,000           2,000            --
Recovery of bad debt from Angeles Corporation settlement               12,844,000            --              --
Recovery of other bad debts                                             3,110,000            --              --
Service fee income                                                           --              --             2,000
                                                                      -----------     -----------     -----------
  Total revenue                                                        19,502,000       2,769,000       4,307,000
                                                                      -----------     -----------     -----------

COSTS AND EXPENSES:
Property operating expenses                                               262,000          76,000         152,000
Loss from sale of real property                                             3,000            --              --
Interest expense to bank                                                  227,000         578,000       1,239,000
Interest expense affiliated partnerships                                     --           548,000         468,000
Legal expenses                                                            851,000         505,000         270,000
General and administrative (including amount paid to affiliate
    of $35,000 in 1993)                                                   835,000         612,000         730,000
Amortization of loan fees                                                  35,000          77,000         158,000
                                                                      -----------     -----------     -----------
  Total costs and expenses                                              2,213,000       2,396,000       3,017,000
                                                                      -----------     -----------     -----------

INCOME BEFORE EXTRAORDINARY ITEM                                       17,289,000         373,000       1,290,000
EXTRAORDINARY ITEM - Debt forgiveness                                   1,844,000
                                                                      -----------     -----------     -----------
NET INCOME                                                            $19,133,000     $   373,000     $ 1,290,000
                                                                      ===========     ===========     ===========

PER CLASS A SHARE:
Net income before extraordinary                                       $      5.77     $      0.11     $      0.38
Extraordinary item                                                           0.61            --              --
                                                                      -----------     -----------     -----------
Net income                                                            $      6.38     $      0.11     $      0.38
                                                                      ===========     ===========     ===========
Cash distributions                                                    $      --       $      --       $      0.17
                                                                      ===========     ===========     ===========
Weighted average Class A Shares                                         2,968,532       3,394,026       3,394,026
                                                                      ===========     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                           ACCUMULATED
                                                                                        DISTRIBUTIONS IN
                                                                         ADDITIONAL        EXCESS OF
                                       CLASS A            CLASS B         PAID-IN        CUMULATIVE NET
                                        SHARES            SHARES          CAPTIAL            INCOME            TOTAL
                                     ------------      ------------     ------------    ----------------    ------------
Balance at January 1, 1993           $  3,394,000      $     14,000     $ 55,656,000      $(37,644,000)     $ 21,420,000
Net income                                   --                --               --           1,290,000         1,290,000
Cash distributions                           --                --               --            (573,000)         (573,000)
                                     ------------      ------------     ------------      ------------      ------------

Balance at December 31, 1993            3,394,000            14,000       55,656,000       (36,927,000)       22,137,000
Net income                                   --                --               --             373,000           373,000
                                     ------------      ------------     ------------      ------------      ------------

Balance at December 31, 1994            3,394,000            14,000       55,656,000       (36,554,000)       22,510,000

Class A Shares received from
Angeles Corporation settlement           (567,000)             --         (3,687,000)             --          (4,254,000)

Purchase of Class B Share Option         (250,000)             --           (250,000)
Net income                                   --                --         19,133,000        19,133,000
                                     ------------      ------------     ------------      ------------      ------------

Balance at December 31, 1995         $  2,827,000      $     14,000     $ 51,719,000      ($17,421,000)     $ 37,139,000
                                     ============      ============     ============      ============      ============

    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED DECEMBER 31
                                                                                ----------------------------------------------
                                                                                    1995             1994             1993
                                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $ 19,133,000     $    373,000     $  1,290,000

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain from sale of real property                                                 (432,000)            --               --
Amortization                                                                          35,000           77,000          158,000
Recovery of bad debt                                                             (15,954,000)            --               --
Interest income in exchange of notes receiveable or real property                   (501,000)        (183,000)            --
Extraordinary gain                                                                (1,844,000)            --               --
Decrease (increase) in interest receivable                                          (108,000)         149,000          108,000
Increase in prepaid expenses and other                                              (326,000)        (399,000)        (315,000)
(Decrease) increase in accounts payable and accrued expenses                         (61,000)         579,000          321,000
(Decrease) in unearned loan fee income                                               (38,000)        (274,000)        (422,000)
                                                                                ------------     ------------     ------------
Cash flows from (used in) operating activities                                       (96,000)         322,000        1,140,000
                                                                                ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of foreclosed real estate                                                      (355,000)            --               --
Funding of notes receivable                                                             --               --         (1,944,000)
Principal collections of notes receivable                                          9,056,000        3,599,000       10,498,000
Proceeds from sale of real estate                                                  1,952,000        3,298,000             --
                                                                                ------------     ------------     ------------
Cash flows from investing activities                                              10,653,000        6,897,000        8,554,000
                                                                                ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in note payable to bank                                       (3,500,000)      (6,880,000)      (9,620,000)
Repayment of cash advances from affiliate partnerships                            (6,682,000)            --               --
Purchase of Class B option                                                          (250,000)            --               --
Cash advances recorded from affiliated partnerships                                     --               --          1,300,000
Distributions to shareholders                                                           --               --         (1,146,000)
Advances under distribution guarantee by Angeles Corp.                                  --               --            537,000
                                                                                ------------     ------------     ------------

Cash flows from (used in) financing activities                                   (10,432,000)      (6,880,000)      (8,929,000)
                                                                                ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents                                     125,000          339,000          765,000
Cash and cash equivalents:
At beginning of period                                                             1,104,000          765,000             --
                                                                                ------------     ------------     ------------
At end of period                                                                $  1,229,000     $  1,104,000     $    765,000
                                                                                ============     ============     ============

Supplemental operating cash flow disclosure:
     Cash received for interest                                                 $  2,213,000     $  2,394,000     $  3,558,000
     Cash paid for interest                                                          312,000          590,000        1,423,000
Schedule of noncash financing and investing activities:
Carrying value of real estate in satisfaction of notes receivable with carrying values of $3,580,000 in 1995, $3,501,000 in 1994
and $3,200,000 in 1993                                                          $  3,969,000     $  3,170,000     $  1,400,000

Mortgage notes receivable from sale of real estate                                   700,000             --               --
Recovery of Class A stock in connection with Angeles Settlement                    4,254,000             --               --


    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS ACTIVITIES AND SIGNIFICANT EVENTS

         Angeles Mortgage Investment Trust (the "Trust") is a California business trust which qualifies as a real estate investment trust for federal income tax purposes. The Trust was originally organized as a publicly held limited partnership that began offering limited partnership units on August 18, 1986 and commenced operations on July 9, 1987. In January 1989, the holders of a majority of the units elected to transfer all of the partnership's assets to the Trust. The Trust's capital structure consists of 2,826,700 outstanding shares of Class A Common Stock ("Class A Shares") and 1,675,113 outstanding shares of Class B Common Stock ("Class B Shares"). The Class A Shares are publicly held and are traded on the American Stock Exchange. Each of the Class A Shares and the Class B Shares is entitled to one vote with respect to any matters put before the Trust's shareholders.

         Prior to November 1992, all Class B Shares were held by Angeles Funding Corporation ("AFC"), a California corporation wholly owned by Angeles Corporation, a California corporation ("Angeles"). AFC served as the advisor to the Trust until February 1993 when AFC's advisory services were terminated by the Trust. On November 24, 1992, Angeles sold to an independent third party controlled by Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), Angeles' real estate partnership business consisting of property management contracts and other service contracts relating to its real estate partnership business, together with the general partnership interests of a number of limited partnerships (hereinafter, the "Insignia Partnerships") to which the Trust had made various types of intermediate-term loans (the "Trust Loans"). In connection with this transaction, Angeles also transferred to MAE GP Corporation, an affiliate of Insignia, all of its Class B Shares. Angeles did not obtain approval from the Trust with respect to these transactions. By virtue of its ownership of the Class B Shares, Insignia owns a 1% interest in the profits, losses and credits of the Trust and holds 37% of the Trust's total voting shares.

         The Trust, beginning in February 1993, faced significant liquidity problems caused by (i) the failure of a significant number of the Insignia Partnerships and entities affiliated with Angeles to fully service outstanding debt obligations under their respective Trust obligations and (ii) Angeles' inability to fully service its debt obligations under its promissory note receivable or perform its other obligations to the Trust under its third party loan guarantees and shareholder distribution guarantees. As of February 1993, approximately 75% of the Trust's loan portfolio had defaulted in payments to the Trust. In February 1993, Angeles informed the Trust that it was unable to perform its obligations under these guarantees because of liquidity problems caused by its inability to complete sales or refinancings of real estate assets, its inability to fully realize asset values in a continuing sluggish and depressed real estate market and the failure of the Insignia Partnerships to service fully, if at all, their debt obligations to Angeles. On May 3, 1993, Angeles filed for protection under Chapter 11 of the federal bankruptcy code. Angeles' failure to perform under its guarantees, together with the defaults on Trust Loans made to the Insignia Partnerships and affiliates of Angeles, have resulted in the Trust's temporary suspension of cash distributions to the Class A Shareholders effective February 1993. The Trust had made various claims against Angeles and as discussed under Note 10, and eventually reached an agreement with Angeles and the Committee of Creditors Holding Unsecured Claims of Angeles to settle all claims between the Trust and Angeles. The settlement agreement was approved, effective March 31, 1995, by the Bankruptcy Court having jurisdiction over the Angeles bankruptcy Under the agreement, the Trust received approximately $15 million in various assets, including $6 million in cash.

         The Trust has restructured the majority of its loan portfolio since February 1993 and has been able to entirely pay off its then outstanding bank loan debt and other debt of $27 million. However, loans having a carrying value of approximately $12 million (or 25% of the Trust's investments) are not currently paying debt service to the Trust. The Trust's lending is concentrated in real estate-secured and unsecured loans in regions which have experienced adverse economic conditions. The realizable value of real estate collateralizing notes receivable or owned from loan foreclosures, can only be determined based upon a sales negotiation between independent third parties in an arm's length transaction. In addition, considering that in most cases, it is the proceeds of sale and/or refinancing which will enable the Trust to receive such funds, the actual proceeds may be significantly impacted by the condition of the real estate industry at the time the principal amounts become due or properties sold.

         From time to time the Trust has held, and will continue to hold discussions with other REITs to consider expanding the Trust's portfolio through a transaction involving the issuance of Trust shares or entering into joint ventures or partnerships which would ultimately result in the issuance in Trust shares.

         The general policies and supervision of the Trust are overseen by a board of four trustees (the "Trustees"). On February 26, 1993, in recognition of the conflicts of interest between the Trust and Angeles, a committee was formed consisting solely of Trustees who were not affiliated with Angeles (the "Independent Committee"). The Independent Committee was given the authority to evaluate, negotiate and implement a restructuring of the Trust's assets and liabilities, and to make all decisions relating to the Trust's dealings with Angeles. An independent firm of valuation consultants and independent counsel were engaged to assist the Independent Committee. In April 1993, the two Trustees affiliated with Angeles resigned from the Board of Trustees and the Independent Committee ceased to exist.

         The Trust will terminate December 31, 2003, unless extended by vote of the shareholders. The Trust will liquidate its investments in the ordinary course of its business, and may liquidate certain investments during the course of the restructuring. Upon liquidation of the Trust, disposition proceeds will be distributed to the shareholders.

         The Trust has made loans principally to partnerships that were originally affiliated with Angeles but the majority of which are now controlled by Insignia. These partnerships include private and public real estate limited partnerships which were formed to acquire, own and operate income-producing real properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF ACCOUNTING - The financial statements of the Trust are prepared on the accrual basis and therefore, revenue is recorded as earned and costs and expenses are recorded as incurred. In connection with the preparation of the financial statements, the Trust has made certain estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from these estimates. Certain prior years amounts have been reclassified to conform to current year classifications.

         CASH AND CASH EQUIVALENTS - For financial reporting purposes, the Trust considers cash and cash equivalents to include cash on deposit and amounts due from banks maturing within 90 days of purchase.

         NOTES RECEIVABLE AND INTEREST INCOME - Notes receivable are recorded at the lower of cost or estimated net realizable value net of unearned loan fees which are amortized over the lives of the respective loans. Interest income is recorded as earned in accordance with the terms of the loans. Interest income is not recorded on individual loans if a specific loan loss allowance has been associated with such loan or if payments are in default in excess of two months.

         FORECLOSED REAL ESTATE HELD FOR SALE - Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. After foreclosure, the excess of new cost, if any, over fair value minus estimated costs of sale is recognized in an valuation allowance. Subsequent changes in fair value either increases or decreases such valuation allowance. See "Allowance for Estimated Losses" below.

         ALLOWANCE FOR ESTIMATED LOSSES - Valuation allowances are established by the Trust for estimated losses on notes receivable and properties held for sale to the extent that the investment in notes or properties exceeds the Trust's estimate of net realizable values of the property or collateral securing each note, or fair value if foreclosure is probable. The provision for losses is based on estimates using the direct capitalization of net operating income for the underlying properties. Capitalization rates have been determined by using micro and macro economic factors. Actual losses may vary from current estimates. Such estimates are reviewed periodically and any additional provision determined to be necessary is charged against earnings in the period in which it becomes reasonably estimated.

         REVENUE RECOGNITION ON SALE OF REAL ESTATE - Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

         INCOME TAXES - The Trust has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code for each taxable year of operations. As a qualified REIT, the Trust is subject to income taxation at corporate rates on its REIT taxable income. However, the Trust is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Trust to taxation at the shareholder level only. As of December 31, 1995 the Trust had tax loss carryforwards of approximately $6.0 million expiring through 2009.

         NET INCOME PER CLASS A SHARE - The net income per Class A Share was based on 2,968,532, 3,394,026, and 3,394,026 weighted average Class A Shares outstanding during the years ended December 31, 1995, 1994 and 1993, respectively, after deduction of the Class B Shares' 1% interest.

         SERVICE FEE INCOME - Service fee income, consisting of loan commitment fees, is calculated based upon any undrawn funds during the commitment period and is recognized over the commitment period.

         AMORTIZATION - The Trust amortizes loan fees to interest income over the lives of the related Trust Loans. Loan fees and refinancing expenses paid by the Trust are amortized over the life of the relevant loans.

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially expose the Trust to concentrations of credit risk are primarily temporary cash investments and mortgage and promissory notes receivable. The Trust places its temporary cash investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The majority of all notes receivable are with partnerships who have previously defaulted on their obligations (see Note 3).

NOTE 3 - NOTES AND INTEREST RECEIVABLE

         Notes receivable are collateralized by real property owned by the borrowers of such Trust Loans, or by an assignment of the limited partnership interest in the limited partnership that owns the property (but not the specific underlying property) or by a general obligation of the limited partnership that owns the property. All of the Trust's mortgage notes receivable collateralize the Trust's line of credit with a third party lender (see Note 6).

         Activity in the allowance for estimated loan losses was as follows:

                                      1995             1994             1993
                                  ------------     ------------     ------------
Balance at beginning of period    $ 26,595,000     $ 30,825,000     $ 35,000,000
Provisions for losses                     --               --               --
Deductions                         (12,997,000)      (4,230,000)      (4,175,000)
                                  ------------     ------------     ------------
Balance at end of period          $ 13,598,000     $ 26,595,000     $ 30,825,000
                                  ============     ============     ============

         The deductions to the estimated loan losses relate primarily to the foreclosure of properties by either Trust or the first lien holder, where the Trust is in a second position. During 1995 the Trust modified the Fox Run loans and capitalized approximately $1,914,000 of past due interest and default interest into the principal of the loans. The Trust reversed $1,800,000 of allowance for estimated loss relating to the Fox Run loans, based upon improved property performance, the commencement of modified debt service in the fourth quarter of 1995 and an anticipated refinancing of the mortgages on the property.

         Included in the Trust's allowances for estimated losses on notes receivable is $3 million relating to one loan, a promissory note on a Waukegan, Illinois apartment complex. The property has continued to improve in operations since February 1993. The property still needs substantial maintenance and capital improvements and has not provided the Trust with any debt service since February 1993, and no debt service is anticipated in the near future. The Trust has not reduced the allowance. There can be no assurances that the value in this property will exceed the first mortgage debt.

Notes receivable are summarized as follows:

                                                                         December 31
                                                                -----------------------------
                                                                    1995             1994
                                                                ------------     ------------
MORTGAGE NOTES RECEIVABLE:
First trust deeds, primarily requiring monthly interest only payments ranging from 9% to 13%, maturing through
December 2003                                                   $  8,200,000     $ 10,537,000

Second trust deeds, requiring monthly interest only payments
ranging from 11% to 12.5%, maturing through December 2003         15,317,000       17,498,000

Third trust deeds, requiring monthly interest only payments
ranging from 10% to 12.5%, maturing through June 1996              3,534,000        7,398,000
                                                                ------------     ------------
                                                                  27,051,000       35,433,000
Less:  Unearned loan fees                                            (64,000)         (93,000)
                                                                ------------     ------------
           Net mortgage notes receivable                          26,987,000       35,340,000
                                                                ------------     ------------
PROMISSORY NOTES RECEIVABLE:

Promissory notes receivable, requiring monthly interest
payments ranging from 8.5% to 13%, maturing through
December 2003 (See Note 5)                                        18,318,000       23,925,000
Less:  Unearned loan fees                                             (8,000)         (17,000)
                                                                ------------     ------------
          Net promissory note receivable                          18,310,000       23,908,000
                                                                ------------     ------------
          NOTES RECEIVABLE                                      $ 45,297,000     $ 59,248,000
                                                                ============     ============

         At December 31, 1995 mortgage notes receivable of $7,848,000 and promissory notes receivable of $7,588,000, all of which are due from affiliates, are in default.

         With respect to the promissory notes receivable as of December 31, 1995, $9,750,000 are secured by partnership interests and $8,560,000 are general obligations of partnerships. The underlying properties are not collateral for such loans.

         During year ended December 31, 1994, two Trust Loans, referred to as Bridgetower Apartments and North Prior, were foreclosed upon by debt holders senior to the debts of the Trust. Both loans had been fully reserved for loss. During year ended December 31, 1995, two Trust Loans, referred to as Marina Plaza and Burnhamthorpe, respectively, were foreclosed upon by debt holders senior to the debts of the Trust. Both loans had been fully reserved for loss. However, due to recourse provisions on the Marina Plaza loan, the Trust was able to obtain title to a property having an estimated value of $500,000.

         Scheduled maturities of notes receivable due subsequent to December 31, 1995 are, $14,775,000 in 1996, $8,410,000 in 1997, $4,075,000 in 1998, $0 in
1999 and $8,846,000 thereafter. It is likely that the scheduled maturity dates, for a significant percentage of the notes, will be extended.

NOTE 4 - REAL ESTATE HELD FOR SALE

         In August 1993, the Trust foreclosed on a parcel of land located in Houston, Texas, referred to by the Trust as "Martinique", for which it held a first trust deed mortgage. The Trust did not recognize a loss on foreclosure in 1993 in excess of the reserve of $600,000 previously provided. The property was sold in December 1995, for $1.5 million and the Trust received net cash proceeds of approximately $1,371,000. The Trust realized a $3,000 loss on the sale as detailed in the following table.

         In 1994, the Trust began a foreclosure action on a $1,500,000 first trust deed mortgage held on a property referred to as 4851 Van Epps, an industrial warehouse located in Cleveland, Ohio. The Trust had previously provided a loss reserve of $600,000 on this loan. In September 1995 the Trust obtained title to the property through a deed-in-lieu of foreclosure. In October 1995 the Trust sold the property for $1,370,000, taking back a $700,000 first trust deed mortgage on the property and received net cash proceeds of approximately $580,000. The income recognized from the sale is detailed in the following table.

                                                 4851 Van Epps      Martinique
                                                 -------------      -----------
Sale price of real estate                         $ 1,370,000       $ 1,500,000
Less:
  New cost of real estate held for sale              (912,000)       (1,400,000)
  Closing costs                                       (23,000)         (103,000)
                                                  -----------       -----------
Gain (loss) from sale of real estate              $   435,000       $    (3,000)
                                                  ===========       ===========

         In January 1994, the Trust acquired, through a foreclosure on its loan of $3,600,000, a 220 unit apartment complex located in Decatur, Georgia. The foreclosure resulted in no loss in 1994 as the reserve of $430,000 had been previously provided. See Note 3. In April 1994, the Trust sold the property and received net cash proceeds of approximately $3.3 million. The income recognized from the sale is detailed in the following table:

        Sale price of real estate                           $ 3,400,000
        Less:

             New cost of real estate held for sale           (3,298,000)
             Closing costs                                     (100,000)
                                                            -----------
                 Gain from sale of real property            $     2,000
                                                            ===========

         As of December 31, 1995, the Trust owns three real estate properties held for sale, referred to as University Center Phase IV a 56,000 square foot retail center and University Center Phase I & II, a 51,200 square foot warehouse office space, both of these properties are located in Fridley, Minnesota and 4705 Van Epps, a 35,000 square foot industrial warehouse located in Cleveland, Ohio.

         The Trust foreclosed on University Center Phase IV in December 1995, on which it held a $1,800,00 first trust deed mortgage. This note contained recourse provisions, accordingly, the Trust received as a function of the foreclosure action, a judgment lien in the amount of $464,000 on a property called University Center Phase I & II. As the Trust had two additional loans with the same borrower, the borrower agreed to deed-in-lieu of foreclosure the University Center Phase I & II property in consideration of reducing the principal loan balance by $880,000 on a second trust deed mortgage held by the Trust in the original amount of $2,600,000, known as Springdale Lake Estates. The Trust recorded the University Center Phase I and II property at $1,100,000, its estimated fair market value.

         The Trust obtained title to the 4705 Van Epps property through a deed-in-lieu of foreclosure in August 1995. The Trust had obtained a judgment lien of approximately $2.7 million on this property as a result of recourse provisions in the $2 million note referred to as Marina Plaza. In consideration of the deed-in-lieu of foreclosure, the Trust agreed to reduce the judgment lien by $500,000 and a payment of $5,000. The 4705 Van Epps property had a $343,000 delinquent first mortgage from an independent financial institution which the Trust was required to pay upon transfer of title to the Trust. The Trust recorded this property at $500,000 and recognized approximately $151,000 as recovery of bad debt. The property is currently under contract to sell with an anticipated closing by the first quarter of 1996. There can be no assurance that this sale will be consummated.

NOTE 5 - ANGELES PROMISSORY NOTE RECEIVABLE

         The Trust had provided Angeles with a $10,000,000 promissory note receivable secured by real estate, expiring May 31, 1993. At December 31, 1994, outstanding borrowings on the note were $9,255,000. As a result of the Angeles settlement as discussed in Note 10 the Trust received over $15 million in cash, notes and stock to settle this note along with other matters. The new note in the amount of $6,100,000 received from Angeles in the settlement has been paid down to $3,750,000 as of December 31, 1995.

NOTE 6 - NOTE PAYABLE TO BANK

         As of July 25, 1995, the Trust established a new line of credit with the Bank, in the amount of $5 million. This new line of credit requires monthly interest only payments based upon prime plus 1% and matures July 31, 1996. The new line of credit which refinanced the prior loan with the Bank allows the Trust to draw on such line to facilitate the foreclosure process on Trust Loans. In August 1995 the Trust drew down on such line of credit in the amount of $343,000 in order to pay-off the first trust deed on a property obtained through a deed-in-lieu of foreclosure (see Note 4). As of December 5, 1995, the Trust paid off the remaining outstanding balance on the line of credit.

         The Trust's average month-end borrowings on the working capital line of credit were $2,075,000 and $6,094,000 in 1995 and 1994, respectively at a weighted average interest rate of 10.1% and 9.0%, respectively. The highest month-end loan balance was $3,500,000 and $9,257,000 in 1995 and 1994, respectively. Such borrowings were used to increase the Trust's investment in notes receivable. In conjunction with the financing, the Trust paid loan fees of $43,000, $82,000, and $91,000 in 1995, 1994 and 1993, respectively.

NOTE 7 - RECORDED CASH ADVANCES FROM AFFILIATED PARTNERSHIPS AND PROPOSED SETTLEMENT WITH INSIGNIA

         In July 1993, the Trust had filed a lawsuit challenging the Trust's indebtedness and any liability for principal and interest relating to funds allegedly loaned to the Trust by eight partnerships. The balance outstanding on these alleged loans, as of December 31, 1994, was $7,585,000 along with accrued interest of approximately $941,000. Cross complaints were filed against the Trust by certain of the lending partnerships in this same lawsuit seeking, among other things, repayment in full of the alleged loans. Effective March 31, 1995, the following settlement was consummated between the Trust and seven partnerships, Insignia and affiliates of Insignia. Funds were paid to such entities on April 14, 1995 as follows:

         -     the Trust paid approximately, $5,752,000 in cash;

         - the Trust purchased, for $250,000, an option from MAE GP Corporation, an affiliate of Insignia, to purchase all the Class B Shares of the Trust currently owned by the affiliate. Such holdings represent 100% of the Trust's outstanding Class B Shares. The option is exercisable by the Trust in 10 years for approximately $94,000. During the 10 year period the option is outstanding all of the Class B Shares will be voted, pursuant to an irrevocable proxy, with the majority of Class A Shares in connection with any proposal involving the Trust and Insignia or any affiliate thereof or election of any Trustee nominated by or affiliated with Insignia. Such majority will be determined without consideration of the votes of "Excess Class A Shares," as defined in the Trust's Declaration of Trust. With respect to all other matters the affiliate of Insignia can vote the Class B Shares without restriction.

         In addition, one partnership, not affiliated with Insignia, having an alleged loan to the Trust of $1,150,000 along with accrued interest of approximately $145,000 as of March 31, 1995, reached an agreement with the Trust for a settlement of all claims between the Trust and the partnership. Pursuant to this agreement the Trust paid a total of $930,000 of cash on May 9, 1995, upon execution of the settlement agreement.

         As a result of this settlement the Trust recognized an extraordinary gain of $1,844,000 summarized as follows:

Recorded cash advances from affiliated partnerships                       $ 7,585,000
Accrued interest on recorded cash advances through 12/31/94                   941,000
                                                                          -----------
         Total recorded liabilities relating to recorded cash advances      8,526,000
Less:
Settlement of principal and interest on Insignia related partnerships      (5,686,000)
Additional interest due on settlement of Insignia related partnerships        (66,000)
Settlement of principal on non-Insignia related partnership                  (930,000)
                                                                          -----------
         Extraordinary gain                                               $ 1,844,000
                                                                          ===========

NOTE 8 - SHAREHOLDERS' EQUITY

         The Shares of the Trust are of two classes: Class A Shares (par value $1.00 per share) and Class B Shares (par value $.01 per share). There is no limit on the number of either Class A or Class B Shares which the Trust is authorized to issue. Class A and Class B Shares are each entitled to one vote per share with respect to the election of Trustees and other matters.

         In 1995, the Trust purchased, for $250,000, an option from MAE GP Corporation, an affiliate of Insignia to purchase all the Class B Shares of the Trust currently owned by the affiliate. Such holdings represent 100% of the Trust's outstanding Class B Shares. The option is exercisable by the Trust in 10 years for approximately $94,000. During the 10 year period the option is outstanding, all of the Class B Shares will be voted, pursuant to an irrevocable proxy, with majority of Class A Shares in connection with any proposal involving the Trust and Insignia or any affiliate thereof or election of any Trustee nominated by or affiliated with Insignia. The majority will be determined without consideration of the votes of "Excess Class A Shares," as defined in the Trust's Declaration of Trust. With respect to all other matters, the affiliate of Insignia can vote the Class B Shares without restriction.

         The Board of Trustees of the Trust has authorized the Trust to repurchase, in open market transactions, up to 10% of its Class A Shares. The Trust has repurchased 43,800 shares under this program. There were no purchases in 1995, 1994 and 1993.

         In February 1993, the Trust's policy of distributing monthly the net cash from operations to its Class A shareholders was temporarily suspended as a result of the failure of the Insignia Partnerships and partnerships affiliated with Angeles to fully service their Trust Loan obligations and Angeles' inability to perform its guarantee of a minimum annual distribution of $2.00 per Class A Share through May 1994 or meet its obligations under its promissory note receivable with the Trust because of its own liquidity problems. The Trust announced in December 1995 its intention to declare a dividend of $0.10 to its Class A Shareholders of record as of January 22, 1996, payable February 13, 1996.

NOTE 9 - FEES AND OTHER PAYMENTS TO AFC AND ITS AFFILIATES

         Until February 1, 1993, the Trust paid AFC monthly advisory fees for trust administration . The Trust also reimbursed an affiliate of AFC for administrative expenses incurred on its behalf. In February 1993, AFC's advisory services to the Trust were terminated. The amount paid to AFC or its affiliate for 1993 was $35,000.

NOTE 10 - SETTLEMENT WITH ANGELES CORPORATION

         Angeles had been unable to service its debt obligations under its promissory note receivable with the Trust or perform its obligations under its guarantees of the Trust's Loans. In May 1993 Angeles filed for protection under Chapter 11 of the federal bankruptcy code. Angeles's failure to perform under its debt obligations and guarantees with the Trust together with other matters, resulted in the March 1994 filing by the Trustees, on behalf of the Trust, of substantial claims against Angeles in a proof of claim in the Angeles bankruptcy.

         The Trust reached agreement with Angeles and the Committee of Creditors Holding Unsecured Claims of Angeles to settlement of all claims between the Trust and Angeles. The settlement agreement was approved by the Bankruptcy Court under a plan of reorganization and the Trust received on April 14, 1995, after the effective date of Court approval (March 31, 1995), the following:

         -     cash of $6.0 million;

         - collateralized note payable of $6,100,000 due December 31, 1998, interest paid quarterly at prime plus 1% not to exceed 8.5%;

         - 567,326 Class A Shares of the Trust, owned by Angeles, representing 16% of the then total outstanding Class A Shares of the Trust;

         -     payment of $1 million on a third party claim;

         - assignment of a third party subordinated note with a face value of $1.2 million; and a

         -     release of all claims on behalf of Angeles against the Trust.

         The $6.1 million note is collateralized with a pledge of Angeles's limited partnership interest in a limited partnership whose assets are comprised of notes and receivables from various real estate investment partnerships. The Trust, during 1995, received $2,350,000 in principal paydowns on this loan leaving a remaining principal balance as of December 31, 1995 of $3,750,000.

         The third party $1.2 million subordinated note received in the settlement had an indeterminable value and therefore was recorded at zero.

         The settlement transaction with Angeles has resulted in the Trust recording $12,844,000 recovery of bad debt, summarized as follows:

Consideration received in settlement:
      Cash                                                         $  6,000,000
      Collateralized note                                             6,100,000
      Third party subordinated note                                   1,200,000
      Reimbursement for third party claim                             1,000,000
      567,326 Class A Trust Shares (valued as of

        effective date of settlement, $7.50/Class A share)            4,254,000
      Other                                                             745,000
                                                                   ------------
         Total                                                       19,299,000
Less:

      Repayment of Angeles note receivable, net of reserve           (4,255,000)
      Reserve for third party subordinated note                      (1,200,000)
      Payment of third party claim                                   (1,000,000)
                                                                   ------------
           Recovery of bad debt from Angeles Settlement            $ 12,844,000
                                                                   ============

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table sets forth the selected quarterly financial data for the Trust (in thousands except for per share amounts).

                                                             QUARTER ENDING
                                                --------------------------------------------
1995                                            12/31/95     9/30/95     6/30/95     3/31/95
----                                            --------------------------------------------
Revenue                                          $4,048      $1,231      $  602      $13,621

Income (loss) before extraordiary item           $3,387      $  864      $  228      $12,810

Extraordinary item                               $ --        $ --        $ --        $ 1,844

Net income (loss)                                $3,387      $  864      $  228      $14,654

PER CLASS A SHARE
Income (loss) before extraordiary item           $ 1.19      $ 0.30      $  0.08     $  3.74

Extraordinary item                               $ --        $ --        $ --        $  0.53

Net income (loss)                                $ 1.19      $ 0.30      $ 0.08      $  4.27

Weighted average Class A Shares outstanding       2,827       2,827       2,827        3,394

                                                              Quarter Ending
                                                ----------------------------------------------
1994                                            12/31/94     9/30/94     6/30/94       3/31/94
                                                ----------------------------------------------
Revenue                                          $  815      $  711      $   531       $  712

Net income (loss)                                $  194      $  171      ($  100)      $  108

Net income (loss) per Class A share              $ 0.06      $ 0.05      ($ 0.03)      $ 0.03

Weighted average Class A Shares outstanding       3,394       3,394        3,394        3,394

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS

         The current executive officers and Trustees of the Trust are listed below, together with their ages and all Trust positions held by them:

             Ronald J. Consiglio (1)            52         Trustee, Chairman, Chief Executive Officer and
                                                                President
             J. D'Arcy Chisholm (1) (2) (3)     64         Trustee
             Bryan L. Herrmann (1) (3)          60         Trustee
             Leland B. Evans (2)                42         Trustee
             Anna Merguerian                    40         Vice President, Secretary, and Chief Financial Officer

(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee

         Mr. Consiglio has been a Trustee since April 1988 and has served as the Chairman, Chief Executive Officer and President of the Trust since May 1993. In addition, Mr. Consiglio was the Chairman of the Trust's Audit Committee in 1993 and became the Chairman of the Independent Committee upon its formation in February 1993. Upon formation of the Trust's Executive Committee in May 1995, Mr. Consiglio serves as its Chairman. From January 1993 through June 1993, Mr. Consiglio served as Executive Vice President and Chief Administrative Officer of Reynolds Kendrick Stratton, Inc., a Los Angeles based securities brokerage firm. From 1990 through 1992, Mr. Consiglio was the Senior Vice President and Chief Financial Officer of Cantor Fitzgerald & Co., Inc. where he was responsible for operations, administration and finance. From 1988 through 1990 he was the Senior Vice President of the investment banking firm of Wedbush Morgan Securities, Inc. ("WMS"), and from 1984 through 1988 he was Executive Vice President of a predecessor firm, Morgan, Olmstead, Kennedy & Gardner Incorporation. He was responsible for WMS's investment banking activities, as well as many of the administrative and operation functions of the firm. He is a certified public accountant and was a partner in Deloitte Haskins & Sells from 1977 to June 1984. In 1992, Mr. Consiglio served as the District Chairman of the National Association of Securities Dealers' District Business Conduct Committee. Mr. Consiglio is also an executive officer, trustee and Chairman of Angeles Participating Mortgage Trust and is a business consultant.

         Mr. Chisholm has been a Trustee of the Trust since September 1989 and became a member of the Audit, Compensation and Executive Committees and serves as the Chairman of the Audit Committee. He has been a consultant to real estate, business and educational entities in San Francisco, California, currently and in Minneapolis, Minnesota since 1989. From 1980 until September 1989, Mr. Chisholm was associated with the Institute for Pastoral and Social Ministry at the University of Notre Dame, initially as a volunteer, then as an assistant director from 1982 until 1986 and finally as an associate director from 1986 until 1989. From 1971 until 1980, Mr. Chisholm served in several capacities for Angeles and its subsidiaries, including president of its property management company and president of its property sales company. Prior to 1971, Mr. Chisholm was employed at the following real estate related firms; Real Estate Research Corporation, Del E. Webb Corporation and Milton Meyer Company. He holds a B.A. degree from the University of Notre Dame and is a graduate of the Executive Program, graduate School of Business, UCLA. Mr. Chisholm also serves as a trustee of Angeles Participating Mortgage Trust.

         Mr. Herrmann has been trustee since December 1994 and is a member of the Compensation and Executive Committees and serves as the Chairman of the Compensation Committee. Mr. Herrmann is an investment banker by background and currently is Chairman and Chief Executive Officer of Base Camp 9 Corp. and has been in that position since 1990. In addition to his duties at Base Camp 9 Corp., from 1992 to 1994, Mr. Herrmann served as Chief Executive officer of Spaulding Composites Company and is currently a member of its board of directors.

Since 1984 Mr. Herrmann has been the general partner of MOKG 1984 Investment Partners Ltd. Mr. Herrmann is a member of the board of directors of Wynn's International, Inc., a New York Stock Exchange company.

         Mr. Evans, has been a Trustee since May 1995, and became a member of the audit committee in June 1995. Mr. Evans is an attorney and has practiced law since 1980. Mr. Evans has represented secured lenders in real estate matters and has served as counsel to federally insured lending institutions.

         Ms. Merguerian became the Vice President and Secretary of the Trust in December 1993 and the Chief Financial Officer in December 1994. Prior to joining the Trust in May 1993, she was employed by Angeles from June 1981 through April 1993. Her last position with Angeles and its subsidiaries was as a Senior Vice President of the Asset Management Group. From September 1977 to May 1981, she served as a Senior Accountant at Ernst & Young (which was formerly known as Ernst & Whinney). Ms. Merguerian is a certified public accountant.

INFORMATION REGARDING THE BOARD OF TRUSTEES AND ITS COMMITTEES

         INDEPENDENT COMMITTEE. On February 26, 1993, in recognition of the conflicts of interest between the Trust and Angeles, a committee was formed consisting solely of Trustees who are not affiliated with Angeles. The Independent Committee was given the authority to evaluate, negotiate and implement the Restructuring of the Trust's assets and liabilities, and to make all decisions relating to the Trust's dealings with Angeles or any of its affiliates. An independent firm of valuation consultants and independent counsel have been engaged to assist the Independent Committee. Messrs. Consiglio, Bryant, Chisholm and McDonald served on the Independent Committee with Mr. Consiglio serving as Chairman. In April 1993 the Independent Committee ceased to exist upon the resignation of the two Angeles affiliated Trustees.

         AUDIT COMMITTEE. The Board of Trustees has delegated a portion of its authority to an Audit Committee comprised of only independent trustees. This Committee makes recommendations to the Board of Trustees concerning the selection of the Trust's independent auditors, oversees the financial reporting process, develops and approves plans for the annual duties of the Trust, reviews fees charged by the independent auditors, reviews the scope and results of the auditors' reports and reviews and monitors the implementation of suggestions made by the independent auditors. Additionally, the Committee reviews and monitors non-audit services provided by the independent auditors. The Committee is kept apprised by management of the Trust's internal control procedures. Messrs. Chisholm and Evans served on the Audit Committee with Mr. Chisholm serving as Chairman.

         COMPENSATION COMMITTEES. During 1995 the Audit and Compensation Committee was split into two separate committees. The Compensation Committee oversees, reviews and approves the compensation of the Trustees and officers of the Trust. Messrs. Chisholm and Herrmann serve on the Compensation Committee with Mr. Herrmann serving as Chairman.

         EXECUTIVE COMMITTEE. In May 1995 the Board of Trustees delegated a portion of its authority to the Executive Committee comprised of Mr. Consiglio, Mr. Chisholm and Mr. Herrmann, with Mr. Consiglio serving as Chairman. The purpose of establishing the Executive Committee was the expectation that the Board of Trustees would expand in size due to the contemplated expansion of the Trust's asset portfolio through an UPREIT structure. Therefore, in order to facilitate efficient management of the Trust without having to arrange for meetings for a larger group of Trustees, the Executive Committee was formed as provided in the Trust's Declaration of Trust. The Executive Committee has all of the powers and authority of the board of trustees with some restrictions.

         BOARD OF TRUSTEES AND COMMITTEE MEETINGS. During the fiscal year ended December 31, 1995, the Trust's Board of Trustees held five regular meetings with all Trustees attending in person and three special meetings with all Trustees attending except for Mr. Herrmann, who did not attend one such special meeting. The Audit Committee met once during fiscal year 1995 and each committee member attended either in person or by telephone. The Compensation Committee met once in 1995 and each committee member attended either in person or by telephone. The Executive Committee met three times during 1995 and each committee member attended either in person or by telephone.

ITEM 11.  EXECUTIVE COMPENSATION

         This item is hereby incorporated by reference to the Trust's 1996 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This item is hereby incorporated by reference to the Trust's 1996 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This item is hereby incorporated by reference to the Trust's 1996 Proxy Statement to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a) Listed below are all financial statements and supplemental schedules filed as part of this 10-K and herein included.

                                                                                                     Page No.
                                                                                                     --------

                   Balance Sheets at December 31, 1995 and 1994                                         15

                   Statements of Operations for the years ended December 31, 1995, 1994 and 1993        16

                   Statements of Changes in Shareholders' Equity for the years ended
                   December 31, 1995, 1994 and 1993                                                     17

                   Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993        18

                   Notes to Financial Statements                                                        19

                   Supplemental Schedule III - Real Estate and Accumulated Depreciation                 35

                   Supplemental Schedule IV - Mortgage Loans on Real Estate                             36

(b) No reports on Form 8-K were filed during the last quarter of the period ended December 31, 1995


(c) Exhibits required by Item 601 of Regulation S-K: Refer to Exhibit Index of this report.

(d) Other Financial Statements required by Regulation S-X are not applicable or because the required information is shown in the financial statement.

All other supplemental schedules are omitted because they are not required or because the required information is shown in the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
EXHIBIT INDEX

EXHIBIT NUMBER                           DESCRIPTION OF EXHIBIT
--------------                           ----------------------
     3.1            Declaration of the Trust dated September 1, 1988.(1)

    10.1            The Financial Statements of Angeles Corporation
                    ("Angeles").(2)

    10.2            Loan and Security Agreement dated May 31, 1990 between
                    Angeles and the Trust.(3)

    10.3            Amended and Restated Loan and Security Agreement dated June
                    25, 1990 between the Bank and the Trust.(3)

    10.4            Amendment No. 1 to the Amended and Restated Loan and
                    Security Agreement dated May 30, 1991 between the Bank and the Trust.(4)

    10.5            $10,000,000 Convertible Debenture Agreement dated April 17,
                    1991 between Angeles and the Trust.(4)

    10.7            Fee and Indemnity Agreement dated April 21, 1992 among
                    Angeles, Angeles Housing Concepts, Inc. ("AHC") and the
                    Trust.(5)

    10.8 Guarantee Agreement dated April 21, 1992 relating to guaranty made by the Trust in favor of PaineWebber
                    Independent Living Mortgage Fund, Inc. and PaineWebber
                    Independent Living Mortgage Inc. II.(5)

    10.9            Amendment No. 2 to the Amended and Restated Loan and
                    Security Agreement dated April 29, 1992 between the Bank and the Trust. (5)

   10.10            First Amendment to Fee and Indemnity Agreement dated July
                    20, 1992 between Angeles, AHC and the Trust.(5)

   10.11 Guaranty Agreement dated November 24, 1992 relating to guaranty made by Insignia Financing Group, Inc. ("Insignia") in favor of the Trust. (5)

   10.12            Amendment No. 1 to the Security Agreement dated November 24,
                    1992 between Angeles and the Trust.(5)

   10.13 Letter Agreement dated April 13, 1993 regarding the Amended and Restated Loan and Security Agreement between the Bank and the Trust.(5)

   10.14            Amendment No. 3 to the Amended and Restated Loan and
                    Security Agreement dated May 17, 1993 between the Bank and the Trust.(6)

   10.15            Amendment No. 4 to the Amended and Restated Loan and
                    Security Agreement dated November 17, 1993 between the Bank and the Trust.(6)

   10.16            Amendment No. 5 to the Amended and Restated Loan and
                    Security Agreement dated May 16, 1994 between the Bank and the Trust.(6)

   10.17 Supplement to Amendment No. 5 to Amended and Restated Loan and Security Agreement RE: Extension dated November 28, 1994 between the Bank and the Trust. (7)

   10.18 Agreement and Mutual Release dated January 30, 1995 between the Trust, Angeles Corporation and the Committee of Creditors Holding Unsecured Claims. (7)

   10.19            Settlement Agreement dated November 9, 1994 between the
                    Trust and the Insignia Parties. (7)

   10.20            Amendment to Agreement and Mutual Release dated April 10,
                    1995 between the Trust, Angeles Corporation and the Committee of Creditors Holding Unsecured Claims.

   10.21 Amendment to Settlement Agreement dated December 20, 1994 between the Trust and the Insignia Parties.

   10.22            Second Amendment to Settlement Agreement dated March 29,
                    1995 between the Trust and the Insignia Parties.

   10.23 Third Amendment to Settlement Agreement dated April 12, 1995 between the Trust and the Insignia Parties.

   10.24            Settlement Agreement dated May 5, 1995 between the Trust and
                    Satellite Communication Partners, Ltd.

   10.25 Seconded Amended and Restated Loan and Security Agreement dated July 25, 1995 between the Trust and Imperial Bank.

   10.26            Employment Agreement dated December 1, 1995 between the
                    Trust and Anna Merguerian.

    19.1            Form of Indemnification Agreement dated as of January 3,
                    1989 between the Trust and the Trustees.

    (1) Filed as an exhibit to the Trust's Registration Statement dated December 14, 1988, and incorporated herein by reference.

    (2) Filed as an exhibit to Angeles' Form 10-K dated June 30, 1991 and Angeles' Form 10-Q dated December 31, 1991, and incorporated herein by reference.

    (3) Filed as an exhibit to the Trust's Form 10-K dated December 31, 1990, March 27, 1991, and incorporated herein by reference.

    (4) Filed as an exhibit to the Trust's Form 10-K dated December 31, 1991, and incorporated herein by reference.

    (5) Filed as an exhibit to the Trust's Form 10-K dated December 31, 1992, and incorporated herein by reference.

    (6) Filed as an exhibit to the Trust's Form 10-K dated December 31, 1993, and incorporated herein by reference.

    (7) Filed as an exhibit to the Trust's Form 10-K dated December 31, 1994, and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ANGELES MORTGAGE INVESTMENT TRUST
                                           Registrant

Date February 7, 1996                      /s/ Ronald J. Consiglio
                                           -------------------------------------
                                           Ronald J. Consiglio
                                           Chairman of the Board of Trustees

             Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Date   February 7, 1996                    /s/ Ronald J. Consiglio
                                           -------------------------------------
                                           Ronald J. Consiglio
                                           Trustee, President and Chief
                                           Executive Officer (Principal
                                           Executive Officer)

Date   February 7, 1996                    /s/ J. D'Arcy Chisholm
                                           -------------------------------------
                                           J. D'Arcy Chisholm
                                           Trustee

Date   February 7, 1996                    /s/ Bryan L. Herrmann
                                           -------------------------------------
                                           Bryan L. Herrmann
                                           Trustee

Date   February  , 1996
                                           -------------------------------------
                                           Leland B. Evans
                                           Trustee

Date   February 7, 1996                    /s/ Anna Merguerian
                                           -------------------------------------
                                           Anna Merguerian
                                           Vice President, Chief Financial
                                           Officer and Secretary (Principal
                                           Financial and Accounting Officer)

                        ANGELES MORTGAGE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995

                                                                 Cost capitalized   Gross amount at which
     Description                       Encum-  Initial Cost to     subsequent to     carried at close of    Accumulated   Date of
                                      brances       Trust           acquisition         period(1)(2)       Depreciation     con-
                                               -----------------------------------                                       struction
                                                  Building      Improve-  Carrying
                                                  and land       ments     costs
                                                improvements
----------------------------------------------------------------------------------------------------------------------------------
4705 Van Epps                          $-0-      $  500,000       --         --          $  500,000            0           1979
Industrial Warehouse
Cleveland, Ohio

University Center Phase IV                        1,800,000       --         --           1,800,000            0           1975
Retail Shopping
Friedly, Minnesota

University Center Phase I & II                    1,100,000       --         --           1,100,000            0           1975
Warehouse Office
Friedly, Minnesota
                                      --------------------------------------------------------------------------
    Total                                 0       3,400,000        0          0           3,400,000            0
                                      ==========================================================================
                                                    Life on
                                                     which
     Description                        Date      depreciation
                                      acquired     in latest
                                                    income
                                                   statements
                                                   is computed
--------------------------------------------------------------

4705 Van Epps                          Aug.-'95        N/A
Industrial Warehouse
Cleveland, Ohio

University Center Phase IV             Dec.-'95        N/A
Retail Shopping
Friedly, Minnesota

University Center Phase I & II         Nov.-'95        N/A
Warehouse Office
Friedly, Minnesota

    Total

FOOTNOTES TO SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

(1)  Reconcilation of real property investment:

                  Balance at January 1, 1993                     $      --
                          Additions during period:
                          Acquisition through foreclosure        $ 1,400,000
                          Deductions during period               $      --
                                                                 -----------
                  Balance at December 31, 1993                   $ 1,400,000
                                                                 -----------
                          Additions during period:
                          Acquisition through foreclosure        $ 3,170,000
                          Deductions during period               $(3,170,000)
                                                                 -----------
                  Balance at December 31, 1994                   $ 1,400,000
                                                                 -----------
                          Additions during period:
                          Acquisition through foreclosure        $ 4,312,000
                          Deductions during period               $(2,312,000)
                                                                 -----------
                  Balance at December 31, 1995                   $ 3,400,000
                                                                 ===========

(2)  The carrying value for federal income tax purposes is $3,400,000.

                        ANGELES MORTGAGE INVESTMENT TRUST
                   SCHEDULE IV- MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                    FINAL    PERIODIC             FACE       CARRYING      PRINCIPAL AMOUNT OF LOANS
                                       INTEREST   MATURITY    PAYMENT   PRIOR   AMOUNT OF  AMOUNT OF MORT    SUBJECT TO DELINQUENT
                 DESCRIPTION             RATE       DATE      TERMS     LIENS   MORTGAGES   GAGES(2)(3)      PRINCIPAL OR INTEREST
                 -----------           --------   --------   --------   -----   ---------  --------------  -------------------------
FIRST TRUST DEEDS
-----------------
Colony Cove                             13.00%     Jun-95       (1)      $ -      2,000        1,572                1,572
Land,
Ellenton, Florida

Mesa Dunes, Wakonda, Town & Country
Retail Stores,                           9.00%     Dec-03       (4)       -       5,000        3,450                  -
Cedar Rapids / Des
Moines, Iowa

Princeton Meadows Joint Venture
Golf Course,
Princeton Meadows, New Jersey           12.50%     Sep-01       (1)       -       1,280        1,567                  -

4851 Van Epps
Warehouse Complex,
Cleveland, Ohio                          9.00%     Dec-03       (1)       -         700         700                   -

La Salle
Warehouse,                              11.50%     Dec-03       (1)       -         935         911                   -
Las Vegas, Nevada
                                                                         -----------------------------------------------------------
TOTAL FIRST TRUST DEEDS                                                   0       9,915        8,200                1,572

SECOND TRUST DEEDS
------------------
Hospitality Inn                         12.50%     Jul-96       (1)      795        800         900                   -
Hotel,
Pensacola, Florida

Hospitality Inn                         12.00%     Jul-96       (1)      904        525         588                   -
Hotel,
Pensacola, Florida

Hospitality Inn                         12.00%     Jul-96       (1)     2,248       575         644                   -
Hotel,
Jacksonville, Florida

                        ANGELES MORTGAGE INVESTMENT TRUST
                   SCHEDULE IV- MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                   FINAL    PERIODIC              FACE       CARRYING      PRINCIPAL AMOUNT OF LOANS
                                      INTEREST   MATURITY    PAYMENT   PRIOR    AMOUNT OF  AMOUNT OF MORT    SUBJECT TO DELINQUENT
                 DESCRIPTION            RATE       DATE      TERMS     LIENS    MORTGAGES   GAGES(2)(3)      PRINCIPAL OR INTEREST
                 -----------          --------   --------   --------   ------   ---------  --------------  -------------------------
SECOND TRUST DEEDS - CONTINUED

Panorama Terrace                       11.00%      Dec-03      (1)      3,946       950          256                    -
Apartments,
Birmingham, Alabama

Southgate  (5)                         11.50%      Mar-95      (1)      2,723     2,000        2,000                 2,000
Apartments,
Bedford Heights, Ohio

4595-97 Van Epps                       12.00%      Feb-97      (1)      1,601       600         500                    -
Warehouse Complex,
Cleveland, Ohio

North Prior                            12.25%      Jun-96      (1)      7,918     2,000        1,206                 1,206
Warehouse Complex,
St. Paul, Minnesota

Springdale Lake Estates (5)            12.25%      Jun-95      (1)      2,883     2,600        1,720                 1,720
Mobile Home Park,
Belton, Missouri

Bercado Shores                         12.50%      Jun-95      (1)      4,307     1,350        1,350                 1,350
Apartments,
South Bend, Indiana

Brittany Point                         12.50%      Dec-00      (1)      9,536     1,250        1,250                   -
Apartments,
Huntsville, Alabama

Nolana Apartments, Inc.                12.00%      Aug-96      (1)      1,873       455         375                    -
Los Angeles, California

Fox Run                                11.50%      Sep-96      (1)     22,849     1,734        1,734                   -
Apartments,
Plainsboro, New Jersey

Fox Run                                12.50%      Sep-96      (1)        -       2,794        2,794                   -
Apartments,
Plainsboro, New Jersey
                                                                       ---------------------------------------------------
TOTAL SECOND TRUST DEEDS                                               61,583    17,633       15,317                 6,276

                       ANGELES MORTGAGE INVESTMENT TRUST
                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1995
                                 (in thousands)


                                                   FINAL    PERIODIC              FACE       CARRYING      PRINCIPAL AMOUNT OF LOANS
                                      INTEREST   MATURITY    PAYMENT   PRIOR    AMOUNT OF  AMOUNT OF MORT    SUBJECT TO DELINQUENT
                 DESCRIPTION            RATE       DATE      TERMS     LIENS    MORTGAGES   GAGES(2)(3)      PRINCIPAL OR INTEREST
                 -----------          --------   --------   --------   ------   ---------  --------------  -------------------------
THIRD TRUST DEEDS
-----------------
Oxford/Spanish Gardens                  10.00%    Jun-96       (1)      2,741     1,298        1,298                   -
Apartments,
Montgomery, Alabama

Fox Run (A)                             12.50%    Sep-96       (1)      3,250     2,236        2,236                   -
Apartments,
Plainsboro, New Jersey
                                                                       -------------------------------------------------------------

TOTAL THIRD TRUST DEEDS                                                 5,991     3,534        3,534                   0

PROMISSORY NOTES RECEIVABLE
---------------------------
Lake Arrowhead Joint Venture            13.00%    Dec-97       (1)     21,000     6,000        6,000                   -
Hotel,
Lake Arrowhead, California

Harbour Landing                         12.00%    Feb-95       (1)      4,165       470         178                   178
Apartments,
Columbia, South Carolina

Carriage Hills                          12.00%    Apr-95       (1)      3,440     1,200        1,200                 1,200
Apartments,
East Lansing, Michigan

Vista Hills                             12.50%    Jun-95       (1)      3,775     1,300        1,300                 1,300
Apartments,
El Paso, Texas

Angeles Partners 16                     12.50%    Jun-97       (1)        -         860         860                   860
California Limited Partnership

Rolling Greens Partners, Ltd.           12.50%    Jun-97       (1)        -       2,470        1,050                 1,050
California Limited Partnership

Angeles Partners X                      12.75%    Dec-03       (1)        -       1,350         655                      -
California Limited Partnership

                       ANGELES MORTGAGE INVESTMENT TRUST
                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1995
                                 (in thousands)

                                                FINAL     PERIODIC                FACE       CARRYING      PRINCIPAL AMOUNT OF LOANS
                                    INTEREST   MATURITY    PAYMENT    PRIOR     AMOUNT OF  AMOUNT OF MORT    SUBJECT TO DELINQUENT
                 DESCRIPTION          RATE       DATE      TERMS      LIENS     MORTGAGES   GAGES(2)(3)      PRINCIPAL OR INTEREST
                 -----------        --------   --------   --------   --------   ---------  --------------  -------------------------
PROMISSORY NOTES RECEIVABLE -
CONTINUED

Fox Crest                             12.50%    Jan-96       (1)        6,682       3,000         3,000                3,000
Apartments,
Waukegan, Illinois

Angeles Partners XIV                  12.00%    Feb-98       (1)            -         325           325                    -
California Limited Partnership

Angeles Corporation                    8.50%    Dec-98       (1)            -       6,100         3,750                    -
                                                                     ---------------------------------------------------------------
Los Angeles, California

TOTAL PROMISSORY NOTES RECEIVABLE                                      39,062      23,075        18,318                7,588
                                                                     --------     -------      --------              -------
TOTAL                                                                $106,636     $54,157        45,369              $15,436
                                                                     ====================                            =======
UNEARNED LOAN FEES                                                                                  (72)
                                                                                               --------
                                                                                                 45,297
ALLOWANCE FOR ESTIMATED LOSSES                                                                  (13,598)
                                                                                               --------
                                                                                               $ 31,699
                                                                                               ========

                        ANGELES MORTGAGE INVESTMENT TRUST
            FOOTNOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1995

(1) Note requires monthly interest only payments through maturity, when the principal balance is due.

(2)      Reconciliation of notes receivable:

Balance at January 1, 1993                                           83,060,000
Additions:
       New mortgage loans                                             1,944,000
Deductions:
       Principal collections                                        (10,498,000)
       Foreclosures                                                  (4,732,000)
                                                                   ------------
Balance at December 31, 1993                                       $ 69,774,000
Additions:
       New mortgage loans                                               283,000
Deductions:
       Principal collections                                         (3,599,000)
       Foreclosures                                                  (7,100,000)
                                                                   ------------
Balance at December 31, 1994                                       $ 59,358,000
Additions:
       New mortgage loans                                             9,001,000
Deductions:
       Principal collections                                        (12,310,000)
       Foreclosures                                                 (10,680,000)
                                                                   ------------
Balance at December 31, 1995                                       $ 45,369,000
                                                                   ============

(3) The carrying amount for Federal income tax purposes is approximately $45,369,000.

(4) Note requires monthly interest and principal payments through maturity, when the principal balance is due.

(5) Although loans are noted as delinquent as to principal or interest, these loans are paying debt service to the Trust from cash available from property operations.