Form 10-Q
period 1996-03-31
ANGELES MORTGAGE INVESTMENT TRUST
filed 1996-05-01
CIK 840997

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            March 31, 1996
                     -----------------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the transition period from ______________________ to _______________________

Commission file Number           33-47228
                      ----------------------------------------------------------


                       ANGELES MORTGAGE INVESTMENT TRUST
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                        95-6890805
- ---------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

340 North Westlake Boulevard, Suite 230, Westlake Village, California    91362
- --------------------------------------------------------------------------------
              (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (805) 449-1335
- --------------------------------------------------------------------------------

                                   No Change
- --------------------------------------------------------------------------------
 Former Name, Former Address and Former Fiscal Year If Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                  Name of each exchange on
                                              which registered
        Class A Shares                     American Stock Exchange
- --------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE
- --------------------------------------------------------------------------------
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes  [  ] No



                                Total Pages  13

ANGELES MORTGAGE INVESTMENT TRUST


                                     INDEX

                                                                                            Page No.
                                                                                            --------
Part I.          Financial Information

    Item 1.      Balance Sheets - March 31, 1996 and December 31, 1995                          3

                 Statements of Operations - Three Months Ended March 31,
                          1996 and 1995                                                         4

                 Statements of Stockholders Equity                                              5

                 Statements of Cash Flows - Three Months Ended March 31,
                          1996 and 1995                                                         6

                 Notes to the Financial Statements                                              7

    Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                   8

Part II.         Other Information

    Item 1.      Legal Proceedings                                                             11

    Item 4.      Submission of Matters to a Vote of Security-Holders                           12

    Item 6.      Exhibits and Reports on Form 8-K                                              12

                         PART I   FINANCIAL INFORMATION

ANGELES MORTGAGE INVESTMENT TRUST
BALANCE SHEETS

                                                                          March 31    December 31
                                                                      -------------------------------
                                                                          1996               1995
                                                                      ------------       ------------
ASSETS

Notes Receivable
 Mortgage notes receivable,
  (primarily due from affiliates)                                     $ 26,057,000       $ 25,782,000
 Promissory notes receivable,
  (primarily due from affiliates)                                       19,329,000         19,515,000
                                                                      ------------       ------------
                                                                        45,386,000         45,297,000
Foreclosed real estate held for sale                                     2,900,000          3,400,000
                                                                      ------------       ------------
                                                                        48,286,000         48,697,000
Less:  Allowances for estimated losses                                 (13,667,000)       (13,598,000)
                                                                      ------------       ------------
                                                                        34,619,000         35,099,000
Cash                                                                     1,558,000          1,229,000
Security investment                                                        930,000               0.00
Accrued interest receivable                                                436,000            460,000
Prepaid expenses and other                                                 311,000            544,000
                                                                      ------------       ------------
Total assets                                                          $ 37,854,000       $ 37,332,000
                                                                      ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                     $286,000           $193,000
                                                                      ------------       ------------
Total liabilities                                                          286,000            193,000
                                                                      ------------       ------------
Shareholders' equity:
Class A Shares (2,826,700  issued and outstanding,
      $1.00 par value, unlimited shares authorized)                      2,827,000          2,827,000
Class B Shares (1,675,113 issued and outstanding,
     $.01 value, unlimited shares authorized)                               14,000             14,000
Additional paid-in capital                                              51,719,000         51,719,000
Accumulated distributions in excess of cumulative net
income                                                                 (16,992,000)       (17,421,000)
                                                                      ------------       ------------
Total shareholders' equity                                              37,568,000         37,139,000
                                                                      ------------       ------------
Total liabilities and shareholders' equity                            $ 37,854,000       $ 37,332,000
                                                                      ============       ============

   The accompanying  notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENT OF OPERATIONS

                                                                               Three months ended
                                                                                     March 31
                                                                           ----------------------------
                                                                               1996             1995
                                                                           -----------      -----------
Revenue:
Interest income                                                            $   718,000      $   772,000
Rental income                                                                   66,000            5,000
Gain from sale of real estate                                                  184,000             0.00
Recovery of bad debt                                                           186,000       12,844,000
                                                                           -----------      -----------
     Total revenue                                                           1,154,000       13,621,000
                                                                           -----------      -----------
Costs and expenses:
Property operating expenses                                                      9,000             0.00
Interest expense to bank                                                          0.00           91,000
General and administrative                                                     428,000          705,000
Amortization of loan fees                                                        6,000           15,000
                                                                           -----------      -----------
     Total costs and expenses                                                  443,000          811,000
                                                                           -----------      -----------
Net income before extraordinary item                                           711,000       12,810,000

Extraordinary item:
Debt forgiveness                                                                  0.00        1,844,000
                                                                           -----------      -----------
Net income                                                                 $   711,000      $14,654,000
                                                                           -----------      -----------

Net income before extraordinary item per Class A Share                           $0.25            $3.74
Extraordinary item                                                                0.00             0.53
                                                                           -----------      -----------
Net income per Class A Share                                                     $0.25            $4.27
                                                                           ===========      ===========
Cash distributions per Class A Share                                             $0.10            $0.00
                                                                           ===========      ===========
Weighted average Class A Shares outstanding                                  2,826,700        3,394,026
                                                                           ===========      ===========

    The accompanying notes are an integral part of the financial statements

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                          Accumulated
                                                                       Distributions in
                                                          Additional       Excess of
                                  Class A     Class B       Paid-In      Cumulative Net
                                  Shares      Shares        Capital          Income            Total
                                ----------   --------     ----------   ----------------     -----------
Balance at December 31, 1995    $2,827,000    $14,000     $51,719,000     $(17,421,000)     $37,139,000
Distributions paid to Class A
  Shareholders                       --          --           --              (282,000)        (282,000)
Net income                           --          --           --               711,000          711,000
                                ----------    -------     -----------     ------------      -----------
Balance at March 31, 1996       $2,827,000    $14,000     $51,719,000     $(16,992,000)     $37,568,000
                                ==========    =======     ===========     ============      ===========



    The accompanying notes are an integral part of the financial statements

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF CASH FLOW

                                                                      Three months ended
                                                                            March 31
                                                                  --------------------------
                                                                      1996            1995
                                                                  -----------     ----------
Cash flows from operating activities:
Net income                                                        $   711,000    $14,654,000
 Adjustments to reconcile net income to cash
  flows from operating activities:
  Gain from sale of real estate                                      (184,000)          --
  Recovery of bad debt                                               (186,000)   (12,844,000)
  Extraordinary gain                                                    --        (1,844,000)
  Amortization of loan fees                                             6,000         15,000
  Decrease (increase) in interest receivable                           (4,000)      (379,000)
  Decrease (increase) in prepaid expenses and other assets            233,000        (42,000)
  Increase (decrease) in accounts payable and
     accrued expenses                                                  93,000        318,000
  Decrease in unearned loan fee income                                 (6,000)       (24,000)
                                                                  -----------     ----------
       Cash flows provided by (used in) operating activities          663,000       (146,000)
                                                                  -----------     ----------
Cash flows from investing activities:
   Principal collections of notes receivable                          201,000          5,000
   Proceeds from sale of real estate                                  677,000           --
   Investment in securities                                          (979,000)          --
   Principal collections of investment securities                      49,000           --
                                                                  -----------     ----------
       Cash flows provided by (used in) investing activities          (52,000)         5,000
                                                                  -----------     ----------
Cash flows used in financing activities:
   Distributions to Class A Shareholders                             (282,000)          --
                                                                  -----------     ----------
                                                                     (282,000)          --
                                                                  -----------     ----------
Increase (decrease) in cash and cash equivalents                      329,000       (141,000)

Cash and cash equivalents:
   At beginning of period                                           1,229,000      1,104,000
                                                                  -----------     ----------
   At end of period                                               $ 1,558,000     $  963,000
                                                                  ===========     ==========
Schedule of noncash investing activities:
Recast past due interest into principal on note receivable        $   255,000     $    --


    The accompanying notes are an integral part of the financial statements

ANGELES MORTGAGE INVESTMENT TRUST
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - The accompanying financial statements have not been audited by independent certified accountants, but in the opinion of management all of the adjustments necessary to present fairly the financial position of Angeles Mortgage Investment Trust (the "Trust") and the results of operations and its cash flows at the date and for periods indicated have been included. Certain prior year amounts have been reclassified to conform to current year classifications.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements.

         Operating results for the three month period ended March 31, 1996 are not indicative of the results that may be expected for the year ending December 31, 1996.

         For further information, refer to the financial statements and notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - The net income per Class A Share was based on 2,826,700 and 3,394,026 weighted average Class A Shares outstanding during the three months ended March 31, 1996 and 1995, respectively, after deduction of the 1% interest for Class B Shares.

NOTE 3 - In December 1995 the Trust paid off the outstanding balance on the line of credit and did not draw on the line during the quarter ending March 31, 1996. The Trust's line of credit expires July 31, 1996 and requires monthly interest only payments based upon prime plus 1% and a 0.5% commitment fee paid quarterly based upon the $5 million line of available credit.

NOTE 4 - In February 1996 the Trust, pending a longer term investment, acquired a security investment in Federal Home Loan Mortgage Corporation in the amount of $979,000 with a coupon rate of 8.5% and matures June 1, 1996. The Trust maintains this investment at its original cost which approximates market value.

NOTE 5 - In August 1995 the Trust obtained title to the 4705 Van Epps property through a deed-in-lieu of foreclosure, recorded the property at $500,000 and recognized approximately $151,000 as recovery of bad debt in 1995. The property was sold in February 1996, for $752,000 and the Trust received net cash proceeds of approximately $677,000. The Trust realized a $184,000 gain on the sale.

NOTE 6 - During the quarter ended March 31, 1996 recovery of bad debts represents proceeds received from the loan referred to by the Trust as "Northprior," for which an allowance for estimated loss had been established. There is a possibility that the Trust may receive additional proceeds from the Northprior loan from amounts held in an escrow account in order to remediate environmental problems at the property.

NOTE 7 - During the quarter ended March 31, 1996 the Trust modified a second mortgage referred to as Brittany Point. In connection with the modification, the Trust extended the maturity date to December 31, 2000, required monthly cash flow payments and capitalized approximately $283,000 of past due interest into principal of which approximately $28,000 had been previously accrued as interest receivable. The Trust did not recognize any interest income in connection with the loan modification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    LIQUIDITY AND CAPITAL RESOURCES

                 The Trust has invested in loans (the "Trust Loans") which were made principally to partnerships that were affiliated with Angeles Corporation ("Angeles"), parent company to the Trust's prior advisor, Angeles Funding Corporation (the "Advisor" or "AFC"), but the majority of which are now controlled by Insignia Financial Group, Inc. ("Insignia").

         In February 1993, the Trust's policy of distributing monthly the Net Cash from operations to its Class A Shareholders was suspended as a result of the failure of the Insignia partnerships and entities affiliated with Angeles to fully service their respective Trust Loan obligations and Angeles' inability to fulfill its guarantee of a minimum annual distribution of $2.00 per Class A Share through May 1994. The Trust announced on December 20, 1995 that it had reduced its bank and other debt to zero and scheduled its first dividend payment in three years to Class A Shareholders of record on January 22, 1996 which was paid on February 13, 1996 , in the amount of $0.10 per Class A Share. In addition, during the first quarter ended March 31, 1996 the Trust declared a second quarterly dividend of $0.12 per Class A Share to shareholders of record on April 23, 1996 and payable on May 15, 1996.

         As of July 25, 1995, the Trust has a new line of credit established with the Bank, in the amount of $5 million. This new line of credit requires monthly interest only payments based upon prime plus 1%, a 0.5% commitment fee based on the $5 million line of credit paid quarterly and matures July 31, 1996. The new line of credit which substituted the prior loan with the Bank allows the Trust to draw on such line to facilitate the foreclosure process on Trust loans. In December 1995 the Trust paid off the outstanding balance on the line of credit and did not draw on the line during the quarter ending March 31, 1996.

         The Trust's liquidity is dependent upon its borrowers having sufficient cash to pay interest and principal payments as they become due. In February 1993, a significant number of the Insignia Partnerships failed to service their debt obligations under the Trust Loans. The Trust has since completed the process of restructuring the majority of the Trust Loans. The restructured loan terms typically include a reduction in the interest rate, an extension of the loan term, payment of at least net cash flow from the operation of the relevant property on a current basis and a modest increase in the principal balance of the loan as consideration for the modification.

         In August 1995 the Trust obtained title through a deed-in-lieu of foreclosure as a result of recourse provisions in a defaulted loan, on 4705 Van Epps, an industrial warehouse located in Cleveland, Ohio. In February 1996, the Trust sold this property for $752,000, resulting in net cash proceeds of approximately $677,000.

         During the period in which the Trust is evaluating new investments, the Trust invested $979,000 in February 1996 in the Federal Home Loan Mortgage Corporation, which has a coupon rate of 8.5% and matures June 1, 1996.

         During 1994 the Trust began the foreclosure process on the Colony Cove note receivable on which the Trust holds a first trust deed mortgage. The Trust foreclosed on 200 acres of raw land, located in Ellenton, Florida, in April 1996 and does not expect to incur a loss on its original investment.

         The Trust's management on a quarterly basis reviews the carrying value of the Trust's Loans and properties held for sale. Generally accepted accounting principles require that the carrying values of a note receivable or property held for sale cannot exceed the lower of its carrying amount or its estimated net realizable value. The estimate of net realizable value is based on management's review and evaluation of the collateral properties as well as recourse provisions included in certain notes receivable. The allowance for loan loss as of March 31, 1996 was approximately $13 million. However, the provision for loss is an estimate which is inherently uncertain and depends on the outcome of future events. The Trust's estimates are based on an analysis of the loan portfolio, composition of the loan portfolio, the value of collateral and current economic conditions.

         From time to time the Trust has held, and will continue to hold discussions with other REITs and other real estate related companies to consider expanding the Trust's portfolio through a transaction involving the issuance of Trust shares or entering into joint ventures or partnerships which would ultimately result in the issuance in Trust shares.


    RESULTS OF OPERATIONS

              During the three months ended March 31, 1996 total revenue decreased significantly as compared to total revenue for the three months ended March 31, 1995 which is due to the Angeles Corporation bankruptcy settlement which was effective March 31, 1995. The Trust recognized a recovery of bad debt of $12,844,000 as a result of the settlement, for which the Trust received proceeds of cash in excess of $6 million on April 14, 1995. Simultaneous to the Angeles settlement, the Trust settled its claims with the various partnerships associated with Insignia, which resulted in a extraordinary income of $1,844,000 resulting from the Trust being able to negotiate the settlement of these claims at a discount. Total income for the quarter ended March 31, 1996 represents a significant decrease from the same quarter ended 1995 due to the two settlement transactions.

              Interest income for the three months ended March 31, 1996 decreased 7% when compared to the quarter ended March 31, 1995. The decrease is primarily due to interest income of approximately $378,000, which represented interest received from the Angeles settlement for the period August 1994 to April 14, 1995 on the $6.1 million note. Other than this one time income receipt of interest proceeds for the quarter ended March 31, 1995, interest income actually increased for the comparable period ending March 31, 1996 by approximately 30%. Rental income and property operating expenses increased significantly for the three months ended March 31, 1996 when compared to the quarter ended March 31, 1995. This increase relates to the Trust owning three properties during the first quarter ended March 31, 1995, one of which was sold at the end of February 1996, while owning only one property during the quarter ended March 31, 1995.

              Interest expense to the Bank decreased as the Trust had no borrowings on the bank line of credit during the quarter ended March 31, 1996, while the Trust had an average outstanding balance on the loan of $3,500,000 for the quarter ended March 31, 1995.

              The decrease in general and administrative expenses for the quarter ended March 31, 1996 when compared to the previous quarter for the same period, is due to legal fees and proxy related costs of approximately $250,000 which the Trust incurred during the quarter ended March 31, 1995. The increased 1995 legal fees relate primarily to a lawsuit brought against a group of shareholders and individuals who the Trust believes acquired the Trust Class A Shares based on insider information and the 1995 proxy costs relate to the 1995 annual shareholders meeting due to the existence of a proxy fight. During the quarter ended March 31, 1996 the Trust continues to incur legal fees related to this lawsuit.

                          PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

The Trust is currently involved in the following lawsuits:

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


On March 13, 1996 the Trust held its annual shareholders meeting to elect a four member board of trustees and to ratify the appointment of BDO Seidman, LLP as the Trust's independent accountants for the Trust's fiscal year ending December 31, 1996.

The four trustees that were elected as a result of the meeting are Ronald J. Consiglio, J. D'Arcy Chisholm, Bryan L. Herrmann and Curtis J. Crivelli. Masseurs. Consiglio, Chisholm and Herrmann were all trustees prior to the election and continued to hold such positions after the election, with Mr. Crivelli as a newly voted in member of the trustees. In addition, the shareholders ratified the appointment of BDO Seidman, LLP, as the 1996 independent accountants for the Trust.

The shareholder vote was as follows:

                                       Votes
                           -----------------------------                  Broker
                              For     Against   Withheld   Abstentions   Non-Votes
                           ---------  -------   --------   -----------   ---------
J. D'Arcy Chisholm         3,708,426     --      24,011         --           --
Ronald J. Consiglio        3,705,952     --      26,485         --           --
Curtis J. Crivelli         3,709,574     --      22,863         --           --
Bryan L. Hermann           3,709,574     --      22,863         --           --

Ratification of BDO
  Seidman, LLP             3,701,893   10,861     --          19,683         --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.      EXHIBITS

                  None.

         B.      REPORTS ON FORM 8-K

                  None.

Note: All items required under Part II of Form 10-Q which are applicable have been reported herein.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ANGELES MORTGAGE INVESTMENT TRUST





                                           By   /s/ Anna Merguerian
                                              -----------------------------
                                                    Anna Merguerian
                                                    Chief Financial Officer


Date:  May 1, 1996