Form 10-Q
period 1996-06-30
ANGELES MORTGAGE INVESTMENT TRUST
filed 1996-07-26
CIK 840997

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended    June 30, 1996
                     ----------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the transition period from                      to
                              ----------------------   ------------------
Commission file Number              33-47228
                      ---------------------------------------------------

                           ANGELES MORTGAGE INVESTMENT TRUST
                -------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                    California                                  95-6890805
          ------------------------------                  ---------------------
          (State or other jurisdiction of                     (IRS Employer
           incorporation or organization)                  Identification No.)


  340 North Westlake Boulevard, Suite 230, Westlake Village, California  91362
 ------------------------------------------------------------------------------
               (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (805) 449-1333
                                                   ---------------------------


                                          No Change
                                          ---------
Former Name, Former Address and Former Fiscal Year If Changed Since Last Report


Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                                 Name of each exchange on
                                                         which registered
    Class A Shares                                    American Stock Exchange
 -----------------------------------------------------------------------------

                 Securities registered pursuant to Section 12(g) of the Act:
                                           NONE
                 -----------------------------------------------------------
                                    (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes  [ ] No



                                 Total Pages 13

ANGELES MORTGAGE INVESTMENT TRUST


                                     INDEX

                                                                                            Page No.
                                                                                            --------
Part I.          Financial Information

    Item I.      Balance Sheets - June 30, 1996 and December 31, 1995                           3

                 Statements of Operations - For the three and six months ended June 30,
                          1996 and 1995                                                         4

                 Statement of Stockholders' Equity                                              5

                 Statements of Cash Flows - for the six months ended June 30,
                          1996 and 1995                                                         6

                 Notes to the Financial Statements                                              7

    Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                   9

Part II.         Other Information

    Item 1.      Legal Proceedings                                                             12

    Item 6.      Exhibits and Reports on Form 8-K                                              12



ITEM 1.  FINANCIAL STATEMENTS
ANGELES MORTGAGE INVESTMENT TRUST
BALANCE SHEETS

                                                                          JUNE 30           DECEMBER 31
                                                                            1996               1995
                                                                        ------------       -------------
 ASSETS


 Notes Receivable
  Mortgage notes receivable
   (primarily due from affiliates)                                      $ 24,489,000       $ 25,782,000
  Promissory notes receivable
   (primarily due from affiliates)                                        20,340,000         19,515,000
                                                                        ------------       ------------
                                                                          44,829,000         45,297,000
 Real estate held for sale                                                 4,919,000          3,400,000
                                                                        ------------       ------------
                                                                          49,748,000         48,697,000
 Less:  Allowances for estimated losses                                  (15,121,000)       (13,598,000)
                                                                        ------------       ------------
                                                                          34,627,000         35,099,000


 Cash                                                                      1,575,000          1,229,000
 Accrued interest receivable                                                 333,000            460,000
 Prepaid expenses and other assets, net                                      132,000            544,000

                                                                        ------------       ------------
 Total assets                                                           $ 36,667,000       $ 37,332,000
                                                                        ============       ============
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:
 Accounts payable and accrued expenses                                  $    136,000       $    193,000
                                                                        -------------      ------------
 Total liabilities                                                           136,000            193,000
                                                                        ------------       ------------
 Shareholders' equity:
 Class A Shares (2,617,000 and 2,826,700 issued and outstanding, in 1996 and 1995, respectively, $1.00 par value, unlimited
      shares authorized)                                                   2,617,000          2,827,000
 Class B Shares (1,675,113 issued and outstanding,
      $.01 value, unlimited shares authorized)                                14,000             14,000
 Additional paid-in capital                                               50,199,000         51,719,000
 Accumulated distributions in excess of cumulative net
    income                                                               (16,299,000)       (17,421,000)
                                                                        ------------       ------------
 Total shareholders' equity                                               36,531,000         37,139,000
                                                                        ------------       ------------

 Total liabilities and shareholders' equity                             $ 36,667,000       $ 37,332,000
                                                                        ============       ============

    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENT OF OPERATIONS


                                            THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  JUNE 30                               JUNE 30
                                        ----------------------------        -------------------------------
                                           1996              1995               1996              1995
                                        ----------        ----------        -----------        ------------
REVENUE:
Interest income                          $ 621,000         $480,000         $1,339,000          $ 1,252,000
Rental income                               10,000            5,000             76,000               10,000
Gain from sale of real property                  -                -            184,000                    -
Recovery of bad debt from Angeles
  Corporation settlement                         -                -                  -           12,844,000
Recovery of other bad debts                      -          117,000            186,000              117,000
                                        ----------         --------         ----------          -----------
     Total revenue                         631,000          602,000          1,785,000           14,223,000
                                        ----------         --------         ----------          -----------
COSTS AND EXPENSES:
Property operating expenses                 54,000            3,000             63,000                3,000
Interest expense to bank                         -           62,000                   -             153,000
Legal fees                                (617,000)         105,000           (426,000)             503,000
General and administrative                 154,000          196,000            391,000              503,000
Amortization of loan fees                    7,000            8,000             13,000               23,000
                                        ----------         --------         ----------          -----------
     Total costs and expenses             (402,000)         374,000             41,000            1,185,000
                                        ----------         --------         ----------          -----------
NET INCOME BEFORE EXTRAORDINARY ITEM     1,033,000          228,000          1,744,000           13,038,000

EXTRAORDINARY ITEM:
Debt forgiveness                                 -                -                  -            1,844,000
                                        ----------         --------         ----------          -----------
NET INCOME                              $1,033,000         $228,000         $1,744,000          $14,882,000
                                        ==========         ========         ==========          ===========
NET INCOME BEFORE EXTRAORDINARY
  ITEM PER CLASS A SHARE                     $0.37            $0.08              $0.62                $4.15
EXTRAORDINARY ITEM PER CLASS A SHARE         $0.00            $0.00              $0.00                $0.59
                                        ----------         --------         ----------          -----------
NET INCOME PER CLASS A SHARE                 $0.37            $0.08              $0.62                $4.74
                                        ==========         ========         ==========          ===========
CASH DISTRIBUTIONS PER CLASS A SHARE         $0.12            $0.00              $0.22                $0.00
                                        ==========         ========         ==========          ===========
WEIGHTED AVERAGE CLASS A SHARES
      OUTSTANDING                        2,756,800        2,826,700          2,791,750            3,110,363
                                        ==========        =========         ==========          ===========

        The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                ACCUMULATED
                                                                              DISTRIBUTIONS IN
                                                                ADDITIONAL       EXCESS OF
                                   CLASS A         CLASS B       PAID-IN      CUMULATIVE NET
                                    SHARES         SHARES        CAPITAL          INCOME             TOTAL
                                  ----------      -------      ------------     ------------      ------------

Balance at December 31,1995       $2,827,000      $14,000      $51,719,000      ($17,421,000)     $37,139,000
Purchase of Class A Shares         ($210,000)        --         (1,520,000)          --            (1,730,000)
Distributions paid to Class A
 Shareholders                          --            --             --              (622,000)        (622,000)
Net income                             --            --             --             1,744,000        1,744,000
                                  ----------      -------      -----------      ------------      -----------

Balance at June 30, 1996          $2,617,000      $14,000      $50,199,000      ($16,299,000)     $36,531,000
                                  ==========      =======      ===========      ============      ===========

    The accompanying notes are an integral part of the financial statements

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF CASH FLOW

                                                                             SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                    ------------------------------------
                                                                        1996                   1995
                                                                    ------------           -------------
Cash flows from operating activities:

Net income                                                           $ 1,744,000            $14,882,000
 Adjustments to reconcile net income to cash
  flows from operating activities:
   Gain from sale of real estate                                        (184,000)                     -
   Recovery of bad debt                                                 (186,000)           (12,844,000)
   Extraordinary gain                                                          -             (1,844,000)
   Amortization of loan fees                                              13,000                 23,000
   Decrease (increase) in interest receivable                             99,000                (71,000)
   Decrease (increase) in prepaid expenses and other assets              259,000               (326,000)
   Increase (decrease) in accounts payable and
     accrued expenses                                                    (57,000)                14,000
   Decrease in unearned loan fee income                                  (18,000)               (39,000)
                                                                     -----------             ----------
       Cash flows from operating activities                            1,670,000               (205,000)
                                                                     -----------             ----------
Cash flows from investing activities:
   Issuance of investment in notes receivable                             (4,000)                     -
   Principal collections of notes receivable                             425,000              8,108,000
   Proceeds from sale of real property                                   607,000                      -
   Investment in securities                                             (979,000)                     -
   Principal collections of investment securities                        979,000                      -
                                                                     -----------             ----------
       Cash flows from investing activities                            1,028,000              8,108,000
                                                                     -----------             ----------
Cash flows from financing activities:
   Draw on bank line of credit                                           430,000                      -
   Repayment of bank line of credit                                     (430,000)            (1,523,000)
   Repayment of cash advances from affiliated
      partnerships                                                             -             (6,682,000)
  Purchase of Class B share option                                             -               (250,000)
  Purchase of Class A Shares                                          (1,730,000)                     -
  Distributions to Class A Shareholders                                 (622,000)                     -
                                                                     -----------             ----------
       Cash flows used in financing activities                        (2,352,000)            (8,455,000)
                                                                     -----------             ----------
Increase (decrease) in cash and cash equivalents                         346,000               (552,000)

Cash and cash equivalents
   At beginning of period                                              1,229,000              1,104,000
                                                                     -----------             ----------
   At end of period                                                  $ 1,575,000             $  552,000
                                                                     ===========             ==========
Schedule of noncash financing and investing activities:
- -------------------------------------------------------
Carrying value of real estate in satisfaction of notes
  receivable with carrying values of $1,877,000                      $ 2,019,000                      -
Recast past due interest into principal on notes receivable            2,454,000                      -
Note receivable received via lawsuit settlement                           75,000                      -

The accompanying notes are an integral part of the financial statements.

                         PART I.  FINANCIAL INFORMATION


ANGELES MORTGAGE INVESTMENT TRUST
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - The accompanying financial statements have not been audited by independent certified accountants, but in the opinion of management, all of the adjustments necessary to present fairly the financial position of Angeles Mortgage Investment Trust (the "Trust") and the results of operations and its cash flows at the date and for periods indicated have been included. Certain prior year amounts have been reclassified to conform to current year classifications.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements.

     Operating results for the three and six month periods ended June 30, 1996 are not indicative of the results that may be expected for the year ending December 31, 1996.

     For further information, refer to the financial statements and notes thereto including the Trust's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - The net income per Class A Share was based on 2,756,800 and 2,826,700 weighted average Class A Shares outstanding during the three months ended June 30, 1996 and 1995, respectively and 2,791,750 and 3,110,363 weighted average Class A Shares outstanding during the six months ended June 30, 1996 and 1995, respectively, after deduction of the 1% interest for Class B Shares.

NOTE 3 - In December 1995 the Trust paid off the outstanding balance on the line of credit and during the quarter ending June 30, 1996 drew down and repaid approximately $430,000 on such line of credit. The Trust's line of credit expires July 31, 1996 and requires monthly interest only payments based upon prime plus 1% and a 0.5% commitment fee paid quarterly based upon the $5 million line of available credit. The Trust anticipates that the Bank will renew the line of credit in July 1996, although there can be no assurances that this will occur.

NOTE 4 - In February 1996 the Trust, pending a longer term investment, acquired a security investment in Federal Home Loan Mortgage Corporation in the amount of $979,000 with a coupon rate of 8.5% which matured on June 1, 1996.

NOTE 5 - In August 1995 the Trust obtained title to the 4705 Van Epps property through a deed-in-lieu of foreclosure, recorded the property at $500,000 and recognized approximately $151,000 as recovery of bad debt in 1995. The property was sold in February 1996, for $752,000 and the Trust received net cash proceeds of approximately $677,000 realizing a $184,000 gain on the sale.

NOTE 6 - During the six months ended June 30, 1996 recovery of bad debts represents proceeds received from the loan referred to by the Trust as "Northprior," for which an allowance for estimated loss had been established. The Trust may receive additional proceeds from the Northprior loan from excess amounts, if any, held in an escrow account to remediate environmental problems at the property.

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

     In addition, during the quarter ended June 30, 1996 the Trust modified three promissory notes referred to as Fox Crest, Carriage Hills and Vista Hills. In connection with the modifications, the Trust extended the maturity dates to March 1, 2003, September 1, 2000 and September 1, 2002, respectively, and capitalized approximately $1,794,000, $204,000 and $230,000, respectively, of past due interest into principal. The modified notes require payments only out of cash flows provided by the properties.

     The Trust did not recognize any interest income in connection with these loan modifications.

NOTE 8 - In April 1996, the Trust foreclosed on a 200 acre parcel of land located in Ellenton, Florida, referred to by the Trust as "Colony Cove", for which it held a first trust deed mortgage in the amount of $1,572,000 and had capitalized foreclosure costs of approximately $142,000. The Trust did not recognize any income or loss from the foreclosure.

     In addition, in June 1996, the Trust obtained through foreclosure a 57% joint venture interest in a 160 acre parcel of land in Ocala, Florida. This property was collateral for a Trust loan in the amount of $1,050,000, referred to as "Rolling Greens." The Trust did not recognize any loss on the foreclosure as a reserve of $745,000 had been previously provided.

NOTE 9 - In June 1996 the Trust settled pending litigation in State and Federal courts with all defendants, except for one defendant as to which the Trust voluntarily dismissed the cases, relating to the Trust's complaint for damages arising from the use of non-public information to acquire the Trust's Class A shares and alleged violations of Federal securities laws. The settlement consisted of cash of $689,000 and a $75,000 four year, 8% collateralized promissory note, with semi-annual interest payments. This $764,000 portion of the settlement was recognized by the Trust as income by offsetting legal expenses incurred by the Trust relating to the lawsuit. In addition, the Trust acquired 209,700 Class A shares for $1,730,000, or $8.25 per Class A share and obtained a standstill agreement and a voting proxy, controlled by the trustees of the Trust, on approximately 200,000 additional Class A shares. In conjunction with the purchase of the Class A shares the Trust borrowed approximately $430,000 on its Bank line of credit, which was subsequently repaid four days later.

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

         In February 1993, the Trust's policy of distributing monthly the Net Cash from operations to its Class A Shareholders was suspended as a result of the failure of the Insignia partnerships and entities affiliated with Angeles to fully service their respective Trust Loan obligations and Angeles' inability to fulfill its guarantee of a minimum annual distribution of $2.00 per Class A Share through May 1994. The Trust announced on December 20, 1995 that it had reduced its bank and other debt to zero and scheduled its first dividend payment in three years to Class A Shareholders of record on January 22, 1996 which was paid on February 13, 1996, in the amount of $0.10 per Class A Share. A second quarter dividend of $0.12 per Class A Share was paid on May 15, 1996, to shareholders of record on April 23, 1996. In addition, during the second quarter ended June 30, 1996 the Trust declared a third quarter dividend of $0.14 per Class A share to shareholders of record on July 23, 1996 and payable on August 15, 1996.

         As of July 25, 1995, the Trust obtained a new $5 million line of credit with the Bank, to be used primarily to facilitate the foreclosure process on Trust loans. The line of credit requires monthly interest only payments based upon prime plus 1%, a 0.5% commitment fee based on the $5 million line of credit paid quarterly and matures July 31, 1996. During the month of June 1996, the Trust drew down and repaid the line of credit in the amount of $430,000 and paid interest to the Bank of less than $500. The Trust anticipates that the Bank will renew the line of credit when it matures at the end of July 1996, although there can be no assurance that this will occur.

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

         In February 1996, pending re-investment of capital, the Trust invested $979,000 in Federal Home Loan Mortgage Corporation notes, having a coupon rate of 8.5% and a maturity date of June 1, 1996.

         During 1994 the Trust began the foreclosure process on the Colony Cove note receivable on which the Trust holds a first trust deed mortgage. The Trust foreclosed on 200 acres of raw land, located in Ellenton, Florida, in April 1996 and does not expect to incur a loss on its original investment. In addition, the Trust received through foreclosure a 57% joint venture interest in a 160 acre parcel of land in Ocala, Florida. This property was collateral for the Trust loan referred to as "Rolling Greens" in the amount of $1,050,000. The Trust had previously established a $745,000 reserve on the Rolling Greens loan and does not expect to incur any further losses on this investment.

         The Trust's management, on a quarterly basis, reviews the carrying value of the Trust's Loans and properties held for sale. Generally accepted accounting principles require that the carrying values of a note receivable or property held for sale cannot exceed the lower of its carrying amount or its estimated net realizable value. The estimate of net realizable value is based on management's review and evaluation of the collateral properties as well as recourse provisions included in certain notes receivable. The allowance for loan loss as of June 30, 1996 was approximately $15 million. However, the provision for loss is an estimate which is inherently uncertain and depends on the outcome of future events. The Trust's estimates are based on an analysis of the loan portfolio, composition of the loan portfolio, the value of collateral and current economic conditions.

         In June 1996 the Trust settled pending litigation in State and Federal courts with all defendants, except for one defendant as to which the Trust voluntarily dismissed the cases, relating to the Trust's complaint for damages arising from the use of non-public information to acquire the Trust's Class A shares and alleged violations of Federal securities law. The settlement includes the net payment of $764,000 to the Trust from the settling defendants, consisting of $689,000 in cash and a $75,000, four year, 8% collateralized promissory note. The Trust recognized such proceeds as income in the second quarter ended June 30, 1996 by offsetting legal expenses attributed to the lawsuits. In addition, the Trust acquired 209,700 Class A shares at an effective price of $8.25 per share from one of the defendants and obtained a standstill agreement and a voting proxy, controlled by the trustees of the Trust, on approximately 200,000 additional Class A shares. In conjunction with acquiring these shares the Trust drew down on its line of credit for four days, as described in the paragraph above.

         From time to time the Trust has held, and will continue to hold discussions with other REITs and other real estate related companies to consider expanding the Trust's portfolio through a transaction involving the issuance of Trust shares or entering into joint ventures or partnerships which would ultimately result in the issuance of Trust shares.

         The Board of Trustee of the Trust has authorized the Trust to repurchase in open market transactions, up to 10% of its Class A shares.



RESULTS OF OPERATIONS

         During the six months ended June 30, 1996 total revenue decreased significantly as compared to total revenue for the six months ended June 30, 1995 which is due to the Angeles Corporation bankruptcy settlement of $12,844,000 which was effective March 31, 1995. Simultaneous to the Angeles settlement, the Trust settled its claims with the various partnerships associated with Insignia, which resulted in a extraordinary income of $1,844,000 resulting from the Trust being able to negotiate the settlement of these claims at a discount. Total income for the six months ended June 30,

1996 represents a significant decrease from the same period ended 1995 due to the two 1995 settlement transactions referred to above.

         Interest income for the three and six months ended June 30, 1996 increased by 29% and 7%, respectively, when compared to the same periods ending in 1995. The increase in 1996 is primarily due to loans which the Trust had modified and are now paying debt service either at the stated interest rate or on a cash flow basis. Interest income in the first quarter of 1995 included a one time lump sum payment of $200,000 in interest relating to the Trust's settlement with Angeles Corporation. Rental income and property operating expenses increased significantly for the three and six months ended June 30, 1996 when compared to the same periods in 1995. This increase relates to the Trust owning five properties during the six month period ending June 30, 1996, one of which was sold at the end of February 1996, while owning only one property during the six months ending June 30, 1996.

         The Trust recognized additional income for the six months ended June 30, 1996 relating to recovery of bad debt. During the six months ended June 30, 1996, the Trust received a partial principal repayment of $186,000 on a loan for which an allowance for estimated loss has been previously provided.

         Interest expense to the Bank decreased as the Trust had no borrowings on the bank line of credit for the three and six months ended June 30, 1996, except for $430,000 for a four day period in June 1996, while the Trust had an average month end borrowings on the bank line of credit of $2,109,000 and $2,804,000 for the three and six months ended June 30, 1995, respectively.

         The significant decrease in general and administrative expenses for the three months ended June 30, 1996 when compared to the previous same period, is due to the settlement of the State and Federal claims the Trust brought against others relating to the use of non-public information by a group of investors. In conjunction with this settlement, the Trust received cash and a note in the amount of $764,000 which was offset against legal expenses in June 1996. General and administrative expenses have also decreased significantly for the six month period ended June 30, 1996 when compared to the same six month period ended June 30, 1995, due to legal fees related to the insider trading lawsuit in 1995 and proxy expenses incurred as a result of a proxy fight relating to the 1995 annual shareholders meeting.

                          PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

              None.

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

                                              ANGELES MORTGAGE INVESTMENT TRUST



                                              By   /s/Anna Merguerian
                                                -------------------------------
                                                   Anna Merguerian
                                                   Chief Financial Officer





Date:  July 26, 1996