Form 10-Q
period 1996-09-30
ANGELES MORTGAGE INVESTMENT TRUST
filed 1996-11-13
CIK 840997

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                     September 30, 1996
                     ---------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the transition period from ___________________to____________________

Commission file Number              33-47228
                        -------------------------------

                         ANGELES MORTGAGE INVESTMENT TRUST
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      California                                                95-6890805
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

340 North Westlake Boulevard, Suite 230, Westlake Village, California   91362
-------------------------------------------------------------------------------
             (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (805) 449-1333
                                                   --------------------------
                                   No Change
 -------------------------------------------------------------------------------
 Former Name, Former Address and Former Fiscal Year If Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:


Title of each class                                    Name of each exchange on
                                                         which registered
 Class A Shares                                       American Stock Exchange
--------------------------------------------------------------------------------


          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                      ------------------------------------
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes  [  ] No



                                Total Pages  15

ANGELES MORTGAGE INVESTMENT TRUST


                                     INDEX

                                                                                            Page No.
                                                                                            --------
Part I.          Financial Information

    Item I.      Balance Sheets - September 30, 1996 and December 31, 1995                      3

                 Statements of Operations - for the three and nine months ended
                          September 30, 1996 and 1995                                           4

                 Statement of Stockholders Equity - for the nine months ended
                          September 30, 1996                                                    5

                 Statements of Cash Flows - for the nine months ended September 30,
                          1996 and 1995                                                         6

                 Notes to the Financial Statements                                              7

    Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                  10

Part II.         Other Information

    Item 1.      Legal Proceedings                                                             14

    Item 6.      Exhibits and Reports on Form 8-K                                              14

ITEM 1.  FINANCIAL STATEMENTS
ANGELES MORTGAGE INVESTMENT TRUST
BALANCE SHEETS


                                                                                 SEPTEMBER 30             DECEMBER 31
                                                                                     1996                    1995
                                                                                 -------------            -----------
ASSETS

Notes Receivable
 Mortgage notes receivable (primarily from affiliates)                            $ 21,297,000             $ 25,782,000
 Promissory notes receivable (primarily from affiliates)                            20,333,000               19,515,000
                                                                                  ------------             ------------
                                                                                    41,630,000               45,297,000
Less:  Allowances for estimated losses                                             (14,589,000)             (13,598,000)
                                                                                  ------------             ------------
                                                                                    27,041,000               31,699,000

Real estate held for sale                                                            5,980,000                3,400,000
Cash                                                                                 3,190,000                1,229,000
Accrued interest receivable                                                            431,000                  460,000
Prepaid expenses and other assets, net                                                 236,000                  544,000
                                                                                  ------------             ------------
Total assets                                                                      $ 36,878,000             $ 37,332,000
                                                                                  ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                             $    151,000             $    193,000
                                                                                  ------------             ------------
Total liabilities                                                                      151,000                  193,000
                                                                                  ------------             ------------
Shareholders' equity:
Class A Shares (2,617,000 and 2,826,700 issued and outstanding, in 1996 and 1995, respectively, $1.00 par value, unlimited
     shares authorized)                                                              2,617,000                2,827,000
Class B Shares (1,675,113 issued and outstanding,
     $.01 value, unlimited shares authorized)                                           14,000                   14,000
Additional paid-in capital                                                          50,199,000               51,719,000
Accumulated distributions in excess of cumulative net
   income                                                                          (16,103,000)             (17,421,000)
                                                                                  ------------             ------------
Total shareholders' equity                                                          36,727,000               37,139,000
                                                                                  ------------             ------------
Total liabilities and shareholders' equity                                        $ 36,878,000             $ 37,332,000
                                                                                  ============             ============





    The accompanying  notes are an integral part of the financial statements

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENT OF OPERATIONS



                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30                       SEPTEMBER 30
                                                          ---------------------------           ---------------------------
                                                             1996              1995                 1996             1995
                                                          ----------        ---------           ----------       ----------
REVENUE:
Interest income                                           $  738,000       $  631,000           $2,077,000      $ 1,883,000
Rental income                                                140,000            4,000              216,000           14,000
Gain from sale of real property                                    -                -              184,000               -
Recovery of bad debt from Angeles
  Corporation settlement                                           -                -                    -       12,844,000
Recovery of other bad debts                                        -          596,000              186,000          713,000
                                                          ----------       ----------           ----------      -----------
     Total revenue                                           878,000        1,231,000            2,663,000       15,454,000
                                                          ----------       ----------           ----------      -----------
COSTS AND EXPENSES:
Property operations                                           74,000            5,000              137,000            8,000
Interest expense to bank                                           -           52,000                    -          205,000
Legal fees                                                    44,000          159,000             (382,000)         662,000
General and administrative                                   179,000          145,000              570,000          648,000
Amortization                                                  19,000            6,000               32,000           29,000
                                                          ----------       ----------           ----------      -----------
     Total costs and expenses                                316,000          367,000              357,000        1,552,000
                                                          ----------       ----------           ----------      -----------

NET INCOME BEFORE EXTRAORDINARY ITEM                         562,000          864,000            2,306,000       13,902,000

EXTRAORDINARY ITEM:
Debt forgiveness                                                   -                -                    -        1,844,000
                                                          ----------       ----------           ----------      -----------
NET INCOME                                                $  562,000       $  864,000           $2,306,000      $15,746,000
                                                          ==========       ==========           ==========      ===========

NET INCOME BEFORE EXTRAORDINARY
  ITEM PER CLASS A SHARE                                       $0.21            $0.30                $0.84            $4.56
EXTRAORDINARY ITEM PER CLASS A SHARE                           $0.00            $0.00                $0.00            $0.61
                                                          ----------       ----------           ----------      -----------
NET INCOME PER CLASS A SHARE                                   $0.21            $0.30                $0.84            $5.17
                                                          ==========       ==========           ==========      ===========

CASH DISTRIBUTIONS PER CLASS A SHARE                           $0.14            $0.00                $0.36            $0.00
                                                          ==========       ==========           ==========      ===========
WEIGHTED AVERAGE CLASS A SHARES
      OUTSTANDING                                          2,617,000        2,826,700            2,733,500        3,015,809
                                                          ==========       ==========           ==========      ===========



    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                             ACCUMULATED
                                                                                           DISTRIBUTIONS IN
                                                                        ADDITIONAL            EXCESS OF
                                      CLASS A           CLASS B           PAID-IN           CUMULATIVE NET
                                       SHARES            SHARES           CAPITAL               INCOME               TOTAL
                                     ----------         -------         -----------         --------------       ------------
Balance at December 31, 1995         $2,827,000         $14,000         $51,719,000          $(17,421,000)        $37,139,000
Purchase of Class A Shares             (210,000)            -            (1,520,000)                  -            (1,730,000)
Distributions paid to Class A
  Shareholders                              -               -                   -                (988,000)           (988,000)
Net income                                  -               -                   -               2,306,000           2,306,000
                                     ----------         -------         -----------          ------------         -----------

Balance at September 30, 1996        $2,617,000         $14,000         $50,199,000          $(16,103,000)        $36,727,000
                                     ==========         =======         ===========          ============         ===========


    The accompanying notes are an integral part of the financial statements

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENT OF CASH FLOW


                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                         ------------------------------------
                                                                             1996                    1995
                                                                          -----------            -------------
Cash flows from operating activities:
Net income                                                                $ 2,306,000             $ 15,746,000
  Adjustments to reconcile net income to cash
    flows from operating activities:
      Gain from sale of real estate                                          (184,000)                       -
      Recovery of bad debt                                                   (186,000)             (13,557,000)
      Extraordinary gain                                                            -               (1,844,000)
      Amortization of loan fees                                                32,000                   29,000
      Decrease (increase) in interest receivable                                1,000                 (126,000)
      Decrease (increase) in prepaid expenses and other assets                135,000                 (210,000)
      Decrease in accounts payable and accrued expenses                       (42,000)                 (26,000)
      Decrease in unearned loan fee income                                     (9,000)                 (47,000)
                                                                          -----------            -------------
        Cash flows from operating activities                                2,053,000                  (35,000)
                                                                          -----------            -------------
Cash flows from investing activities:
  Issuance of investment in notes receivable                                   (4,000)                       -
  Principal collections of notes receivable                                 1,894,000                8,583,000
  Purchase of property through deed-in-lieu                                         -                 (355,000)
  Proceeds from sale of real property                                         736,000                        -
  Investment in securities                                                   (979,000)                       -
  Principal collections of investment securities                              979,000                        -
                                                                          -----------            -------------
        Cash flows from investing activities                                2,626,000                8,228,000
                                                                          -----------            -------------
Cash flows from financing activities:
  Draw on bank line of credit                                                 430,000                  343,000
  Repayment of bank line of credit                                           (430,000)              (1,846,000)
  Repayment of cash advances from affiliated partnerships                           -               (6,682,000)
  Purchase of Class B share option                                                  -                 (250,000)
  Purchase of Class A Shares                                               (1,730,000)                       -
  Distributions to Class A Shareholders                                      (988,000)                       -
                                                                          -----------            -------------
        Class flows used in financing activities                           (2,718,000)              (8,435,000)
                                                                          -----------            -------------
Increase (decrease) in cash and cash equivalents                            1,961,000                 (242,000)

Cash and cash equivalents
  At beginning of period                                                    1,229,000                1,104,000
                                                                          -----------            -------------
  At end of period                                                        $ 3,190,000            $     862,000
                                                                          ===========            =============
Schedule of noncash financing and investing activities:
Carrying value of real estate in satisfaction of notes
  receivable with carrying values of $3,068,000 in 1996 and
  $1,500,000 in 1995                                                      $ 3,210,000            $     912,000
Recast past due interest into principal on notes receivable                 2,454,000                        -
Note receivable from lawsuit settlement                                        75,000                        -


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

         Operating results for the three and nine month periods ended September 30, 1996 are not indicative of the results that may be expected for the year ending December 31, 1996.

         For further information, refer to the financial statements and notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1995.


NOTE 2 - The net income per Class A Share was based on 2,617,000 and 2,826,700 weighted average Class A Shares outstanding during the three months ended September 30, 1996 and 1995, respectively and 2,733,500 and 3,015,809 weighted average Class A Shares outstanding during the nine months ended September 30, 1996 and 1995, respectively, after deduction of the 1% interest for Class B Shares.


NOTE 3 - In December 1995 the Trust paid off the outstanding balance on the line of credit and during the quarter ending June 30, 1996 drew down and repaid approximately $430,000 on such line of credit. The Trust's line of credit of $5 million was renewed on September 1, 1996 and expires April 30, 1997. The line of credit requires monthly interest only payments based upon prime plus
 .75% and a commitment fee of $18,750 paid quarterly. During the quarter ended September 30, 1996 the Trust did not draw down on the line of credit.


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

NOTE 6 - During the nine months ended September 30, 1996 recovery of bad debts represents proceeds received from the loan referred to by the Trust as "Northprior," for which an allowance for estimated loss had been established. The Trust may receive additional proceeds from the Northprior loan from excess amounts, if any, held in an escrow account to remediate environmental problems at the property.

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

         In August 1996, the Trust foreclosed on a 443 unit mobile home park located in Belton, Missouri, referred to by the Trust as Springdale Lake Estates MHP ("Springdale"), for which it held a second trust deed mortgage in the amount of $1,720,000 and had capitalized foreclosure costs of approximately $2,000. Upon taking title to Springdale, the Trust assumed a first mortgage on the property in the amount of approximately $2,800,000. The Trust did not recognize any loss from the foreclosure as a reserve of $531,000 had been previously provided. Subsequent to the September 30, 1996 quarter end, the Trust sold Springdale for $4,000,000 and received net cash proceeds of approximately $1,112,000.


NOTE 9 - In June 1996 the Trust settled pending litigation in State and Federal courts with all defendants, except for one defendant as to which the Trust voluntarily dismissed the cases, relating to the Trust's complaint for damages arising from the use of non-public information to acquire the Trust's Class A shares and alleged violations of Federal securities laws. The settlement consisted of cash of $689,000 and a $75,000 four year, 8% collateralized promissory note, with semi-annual interest payments. This $764,000 portion of the settlement was recognized by the Trust as income by offsetting legal expenses incurred by the Trust relating to the lawsuit. In addition, the Trust acquired 209,700 Class A shares for $1,730,000, or $8.25 per Class A share and obtained a standstill agreement and a voting proxy, controlled by the trustees of the Trust, on approximately 200,000 additional Class A shares until such shares are sold in the open market. In conjunction with the purchase of the Class A shares the Trust borrowed approximately $430,000 on its Bank line of credit, which was subsequently repaid four days later.


NOTE 10 - During the quarter ended September 30, 1996, three Trust loans prepaid the total outstanding principal balances of $1,456,000. The three loans are referred to by the Trust as 4595-97 Van Epps, 4851 Van Epps and Panorama Terrace. In addition, subsequent to September 30, 1996 the Trust received principal repayment on the loan referred to by the Trust as Oxford/Spanish Gardens, in the amount of $1,298,000.

         As of November 12, 1996 the Trust has signed and proposed commitments to fund approximately $5 million of new loans.


NOTE 11 - In November 1996 the Trust's Board of Trustees adopted a Shareholder Rights Plan pursuant to which the Trust will distribute a dividend of one Class A Share purchase right (a "Right") on each outstanding share of the Trust's Class A Shares. The Rights will be exercisable if a person or group acquires 20% or more of the Trust's Class A Shares or announces or commences a tender offer for 20% or more of the such shares. When a person or group acquires such 20%, each exercisable Right will entitle its holder (other than such person or group) to purchase, at the Right's then-current exercise price, a number of the Trust's Class A Shares having a market value of twice such price. In addition, if the Trust is acquired in a merger or other business combination transaction after a person has acquired 20% or more of the Trust's outstanding Class A Shares, each right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price.

         The Rights are redeemable and may be amended at the Trust's option before they become exercisable. Until a Right is exercised, the holder of a Right, as such, has no rights as a shareholder of the Trust. The Rights expire on December 31, 2003.

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

         In February 1993, the Trust's policy of distributing monthly the Net Cash from operations to its Class A Shareholders was suspended as a result of the failure of the Insignia partnerships and entities affiliated with Angeles to fully service their respective Trust Loan obligations and Angeles' inability to fulfill its guarantee of a minimum annual distribution of $2.00 per Class A Share through May 1994. The Trust announced on December 20, 1995 that it had reduced its bank and other debt to zero and scheduled its first dividend payment in three years to Class A Shareholders of record on January 22, 1996 which was paid on February 13, 1996, in the amount of $0.10 per Class A Share. A second quarter dividend of $0.12 per Class A Share was paid on May 15, 1996, to shareholders of record on April 23, 1996. During the second quarter ended June 30, 1996 the Trust declared a third quarter dividend of $0.14 per Class A share to shareholders of record on July 23, 1996 and payable on August 15, 1996. In addition, during the third quarter ended September 30, 1996 the Trust declared a fourth quarter dividend of $0.16 per Class A share to shareholders of record on October 23, 1996 and payable on November 15, 1996.

         As of July 25, 1995, the Trust obtained a new $5 million line of credit with the Bank, to be used primarily to facilitate the foreclosure process on Trust loans. The line of credit was renewed on September 1, 1996 and requires monthly interest only payments based upon prime plus 0.75%, an $18,750 commitment fee and matures April 30, 1997. During the month of June 1996, the Trust drew down and repaid the line of credit in the amount of $430,000 and paid interest to the Bank of less than $500.

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

         In August 1996, the Trust foreclosed on a 443 unit mobile home park located in Belton, Missouri, referred to by the Trust as Springdale Lake Estates MHP ("Springdale"), for which it held a second trust deed mortgage in the amount of $1,720,000 and had capitalized foreclosure costs of approximately $2,000. Upon taking title to Springdale, the Trust assumed a first mortgage on the property in the amount of approximately $2,800,000. The Trust did not recognize any loss from the foreclosure as a reserve of $531,000 had been previously provided. Subsequent to the September 30, 1996 quarter end, the Trust sold Springdale for $4,000,000 and received net cash proceeds of approximately $1,112,000.

         During the quarter ended September 30, 1996, three Trust loans prepaid the total outstanding principal balances of $1,456,000. The three loans are referred to by the Trust as 4595-97 Van Epps, 4851 Van Epps and Panorama Terrace. In addition, subsequent to September 30, 1996 the Trust received principal repayment on the loan referred to by the Trust as Oxford/Spanish Gardens, in the amount of $1,298,000.

         As of November 12, 1996 the Trust has signed and proposed commitments to fund approximately $5 million of new loans.

         The Trust's management, on a quarterly basis, reviews the carrying value of the Trust's Loans and properties held for sale. Generally accepted accounting principles require that the carrying values of a note receivable or property held for sale cannot exceed the lower of its carrying amount or its estimated net realizable value. The estimate of net realizable value is based on management's review and evaluation of the collateral properties as well as recourse provisions included in certain notes receivable. The allowance for loan loss as of September 30, 1996 was approximately $15 million. However, the provision for loss is an estimate which is inherently uncertain and depends on the outcome of future events. The Trust's estimates are based on an analysis of the loan portfolio, composition of the loan portfolio, the value of collateral and current economic conditions.

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



RESULTS OF OPERATIONS

         During the nine months ended September 30, 1996 total revenue decreased significantly as compared to total revenue for the nine months ended September 30, 1995 which is due to the Angeles Corporation bankruptcy settlement of $12,844,000 which was effective March 31, 1995. Simultaneous to the Angeles settlement, the Trust settled its claims with the various partnerships associated with Insignia, which resulted in a extraordinary income of $1,844,000 resulting from the Trust being able to negotiate the settlement of these claims at a discount. Total income for the nine months ended September 30, 1996 represents a significant decrease from the same period ended 1995 due to the two 1995 settlement transactions referred to above.

         Interest income for the three and nine months ended September 30, 1996 increased by approximately, 17% and 10%, respectively, when compared to the same periods ending in 1995. The increase in 1996 is primarily due to loans which the Trust had modified and are now paying debt service either at the stated interest rate or on a cash flow basis. Interest income in the first quarter of 1995 included a one time lump sum payment of $200,000 in interest relating to the Trust's settlement with Angeles Corporation. Rental income and property operating expenses increased significantly for the three and nine months ended September 30, 1996 when compared to the same periods in 1995.
This increase relates to the Trust owning six properties during the nine month period ending September 30, 1996, one of which was sold at the end of February 1996, while owning only three property during the nine months ending September 30, 1995.

         The Trust recognized additional income for the nine months ended September 30, 1996 relating to recovery of bad debt. During the nine months ended September 30, 1996, the Trust received a partial principal repayment of $186,000 on a loan for which an allowance for estimated loss has been previously provided.

         Interest expense to the Bank decreased as the Trust had no borrowings on the bank line of credit for the three and nine months ended September 30, 1996, except for $430,000 for a four day period in June 1996, while the Trust had an average month end borrowings on the bank line of credit of $2,048,000 and $2,553,000 for the three and nine months ended September 30, 1995, respectively.

         General and administrative expenses for the three months ended September 30, 1996 increased 23% when compared to the previous same period, the increase is primarily due to alternative minimum tax and state taxes paid during the quarter ended September 30, 1996. Legal expenses have significantly decreased during the quarter ended September 30, 1996 when compared to the same period last year, which is due to the successful settlement in June 1996 of the State and Federal claims the Trust brought against others relating to the use of non-public information by a group of investors. In conjunction with this settlement, the Trust received cash and a note in the amount of $764,000 which was offset against legal expenses in June 1996. General and administrative expenses have also decreased significantly for the nine month period ended September 30, 1996 when compared to the same nine month period ended September 30, 1995, due to increased proxy expenses incurred in 1995 as a result of a proxy fight relating to the 1995 annual shareholders meeting.

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

                                           ANGELES MORTGAGE INVESTMENT TRUST



                                           By  /s/ Anna Merguerian
                                              ------------------------------
                                                Anna Merguerian
                                                Chief Financial Officer





Date:  November 14, 1996