Form 10-K405
period 1996-12-31
ANGELES MORTGAGE INVESTMENT TRUST
filed 1997-02-21
CIK 840997

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from__________to____________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   NO  [X]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the Class A Shares held by non-affiliates, based upon a closing price of $14.00 on February 6, 1997, was approximately $34,510,000.

    As of February 6, 1997 there were 2,617,000 shares of Angeles Mortgage Investment Trust Class A, $1.00 par value outstanding and 1,675,113 shares of Angeles Mortgage Investment Trust Class B, $0.01 par value outstanding.

                                TABLE OF CONTENTS





PART I.................................................................................................3

ITEM 1         BUSINESS................................................................................3
   Employees...........................................................................................4
   Competition.........................................................................................4
ITEM 2.        PROPERTIES..............................................................................4
ITEM 3.        LEGAL PROCEEDINGS.......................................................................5
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................6

PART II................................................................................................7

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............7
ITEM 6.         SELECTED FINANCIAL DATA................................................................8
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...9
   General.............................................................................................9
   Fiscal year 1996 compared to 1995...................................................................9
   Fiscal year 1995 compared to 1994..................................................................10
   Liquidity And Capital Resources....................................................................11
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................14
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURES.......30

PART III..............................................................................................31

ITEM 10.       TRUSTEES AND EXECUTIVE OFFICERS........................................................31
   Information Regarding the Board of Trustees and Its Committees.....................................32
ITEM 11.       EXECUTIVE COMPENSATION.................................................................33
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................34
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................35

PART IV...............................................................................................36

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K..................36

PART I

ITEM 1            BUSINESS

          Angeles Mortgage Investment Trust (the "Trust") is a California business trust which qualifies as a real estate investment trust for federal income tax purposes. The Trust was originally organized as a publicly held limited partnership that began offering limited partnership units (the "Units") on August 18, 1986 and commenced operations on July 9, 1987. In January 1989, the holders of a majority of the Units elected to transfer all of the partnership's assets to the Trust. Presently the Trust's capital structure consists of 2,617,000 outstanding shares of Class A Common Stock ("Class A Shares") and 1,675,113 outstanding shares of Class B Common Stock ("Class B Shares"). The Class A Shares are publicly held and are traded on the American Stock Exchange. Each of the Class A Shares and Class B Shares is entitled to one vote with respect to any matters put before the Trust's shareholders.

          Angeles Funding Corporation ("AFC"), a wholly owned subsidiary of Angeles Corporation ("Angeles") served as advisor to the Trust until February 1993. Through AFC the Trust had invested in various types of intermediate-term loans (the "Trust Loans" or "Loans"). The majority of the Loans were made principally to partnerships that were once controlled by Angeles and are now controlled by Insignia Financial Group, Inc., a Delaware corporation, which through MAE GP, its affiliate, holds the Trust's Class B Shares, (Insignia Financial Group, Inc. and its affiliates are collectively referred to as "Insignia" in this document). These partnerships include private and public real estate limited partnerships which were formed to acquire, own and operate income-producing real properties. As of December 31, 1996, there were 24 Trust Loans outstanding, with an aggregate portfolio balance of approximately $28 million, net of loan loss reserve, and $5 million of real property. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         By virtue of its ownership of the Class B Shares, Insignia owns a 1% interest in the profits, losses, credits and distributions of the Trust and 39% of the Trust's total voting shares. As discussed in Note 7, "Notes to Financial Statements", the Trust and MAE GP entered into an agreement, effective April 1995, pursuant to which MAE GP granted to the Trust the option to purchase all the Class B Shares currently owned by MAE GP. The option is exercisable by the Trust in 2005 for approximately $94,000. During the 10 year period that the option is outstanding, all of the Class B Shares are required to vote, pursuant to an irrevocable proxy, with the majority of Class A Shares in connection with any proposal involving the Trust and Insignia or the election of any Trustee nominated by MAE GP which is an insider affiliate of MAE GP including Insignia. Such majority will be determined without consideration of the votes of "Excess Class A Shares," as defined in the Trust's Declaration of Trust. With respect to all other matters, MAE GP can vote the Class B Shares without restriction.

         The Trust, beginning in February 1993, faced significant liquidity problems caused by (i) the failure of a significant number of the Insignia controlled partnerships and entities affiliated with Angeles to fully service outstanding debt obligations under their respective Trust obligations and (ii) Angeles' inability to fully service its debt obligations under its promissory note payable to the Trust or perform its other obligations to the Trust under its third party loan guarantees and shareholder distribution guarantees. As of February 1993, approximately 75% of the Trust's Loan portfolio had defaulted in payments to the Trust. In February 1993, Angeles informed the Trust that it was unable to perform its obligations under its guarantees because of liquidity problems caused by its inability to complete sales or refinancings of real estate assets, its inability to fully realize asset values in a continuing sluggish and depressed real estate market and the failure of the Insignia partnerships to service fully, if at all, their debt obligations to Angeles. On May 3, 1993, Angeles filed for protection under Chapter 11 of the federal bankruptcy code. Angeles' failure to perform under its guarantees, together with the defaults on Trust Loans made to the Insignia partnerships and affiliates of Angeles, resulted in the Trust's temporary suspension of cash distributions to the Class A Shareholders starting February 1993 and resuming in 1996. The Trust made various claims against Angeles and eventually reached agreement with Angeles and the Committee of Creditors Holding Unsecured Claims of Angeles to settle all claims between the Trust and Angeles. The settlement agreement was approved by the Bankruptcy Court in March 1995. Under the agreement, the Trust received over $15 million in cash, notes, and Trust Class A Shares.

         The Trust has restructured the majority of its Loan portfolio since February 1993, when the Trust terminated its advisory agreement with AFC, and has been able to entirely pay off its then outstanding bank loan of $20 million. However, loans having a carrying value (net of loan loss reserves) of approximately $4 million (or 11% of the Trust's net investments) are not currently paying debt service to the Trust. The Trust's options are limited as to certain of its investments as a result of its position as the holder of obligations subordinate to other senior creditors. The Trust's lending is concentrated in secured and unsecured real estate loans in regions which have experienced adverse economic conditions. The realizable value of real estate collateralizing notes receivable or acquired in loan foreclosure proceedings can only be determined based upon a sales negotiation between independent third parties in an arm's length transaction. In addition, considering that, in most cases, it is the proceeds of sale and/or refinancing which will enable the Trust to receive funds, the actual proceeds may be significantly impacted by the condition of the real estate industry at the time the principal amounts become due or properties sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         From time to time the Trust has held, and will continue to hold discussions with other REITs and other entities to consider expanding the Trust's portfolio through a transaction involving the issuance of Trust shares or entering into joint ventures or partnerships which would ultimately result in the issuance in Trust shares.

         The general policies and supervision of the Trust are overseen by a board of four trustees (the "Trustees").

         The Trust will terminate December 31, 2003, unless extended by vote of the shareholders. Upon liquidation of the Trust, disposition proceeds will be distributed to the shareholders.

EMPLOYEES

         The Trust has three employees. Upon the 1993 termination of AFC's advisory and administrative services the Trust engaged personnel to advise and administer its operations. The Class A and Class B Shareholders have no right to participate in the management or conduct of the Trust's business and affairs.

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

         In 1995 the Trust obtained title to three properties through deeds-in-lieu of foreclosure. Two of these properties, are industrial warehouses, and are located in Cleveland, Ohio. One is known as 4851 Van Epps, on which the Trust held a first trust deed mortgage in the amount of $1,500,000 and the second is known as 4705 Van Epps, on which the Trust obtained a judgment lien through recourse provisions in a defaulted loan. In October 1995, the Trust sold the 4851 Van Epps property for $1,370,000 and in March 1996 the Trust sold 4705 Van Epps for $752,000. The third property, University Center Phase I & II, was obtained through a deed-in-lieu of foreclosure, through recourse provisions in a defaulted loan. The property consists of warehouse office space located in Fridley, Minnesota. In December 1995, the Trust foreclosed on its first trust deed mortgage in the original amount of $1,800,000, held on a retail shopping center, known as University Center Phase IV, located in Fridley, Minnesota.

         In April 1996, the Trust foreclosed on a first trust deed mortgage in the original amount of $1,572,000, held on 200 acres of raw land, know as Colony Cove, located in Ellenton, Florida. In June 1996, the Trust along with a joint venture partner foreclosed on a first trust deed mortgage in the original amount of $1,050,000 (representing the Trust's 57% joint venture interest in the loan), held on 155 acres of raw land and an 8,500 square foot strip shopping center known as a Rolling Greens, located in Ocala, Florida. In August 1996, the Trust foreclosed on a second trust deed mortgage in the original amount of $1,720,000 held on a 443 pad mobile home park community, known as Springdale Lake Estates Mobile Home Park ("Springdale"), located in Belton, Missouri. Upon foreclosure, the Trust assumed the first note and trust deed mortgage held by a third party bank in the amount of $2.8 million. In October 1996, the Trust sold Springdale for $4 million.

         The following is a list of properties owned by the Trust and held for sale as of December 31, 1996.


                           Date of          Type of                                    Carrying
  Property                Ownership       Ownership               Use                   Value
  --------                ---------       ---------        ----------------            --------
University Center          11/16/95      Fee ownership     Warehouse Office           $1,100,000
   Phase I & II                                            51,200 Sq. Ft.

University Center          12/2/95       Fee ownership     Retail Shopping             1,671,000
   Phase IV                                                56,000 Sq. Ft.

Colony Cove                4/15/96       Fee ownership     Raw land - 200 acres        1,714,000

Rolling Greens              6/6/96       57% Joint         Raw land - 155 acres          585,000
                                         Venture           Retail Shopping,
                                         Interest          8,500 Sq. Ft.              ----------

                                                                                      $5,070,000
                                                                                      ==========

ITEM 3.           LEGAL PROCEEDINGS

THE TRUST, AS A PLAINTIFF, SETTLED THE FOLLOWING LAWSUITS:

1. Angeles Mortgage Investment Trust vs. Morton D. Kirsch, an individual, Wherco, Inc., a California corporation, Jeffrey Schultz, and individual, Schultz Investments, an entity, Jonathan Schultz, an individual, John Barry Clemens, an individual, and Jules P. Kirsch, an individual, and DOES 1 through 50, inclusive. Superior Court of the State of California for the Los Angeles, Case No. BC 125243

     On April 5, 1995, the Trust filed this action for violations of California Corporations Code Sections 25402 and 25502.5 and California Business and Professions Code Sections 17200 et. seq. The action sought damages and injunctive relief based on defendants' use of "inside information" in connection with their purchase of Class A shares of stock in the Trust. The Trust sought treble damages pursuant to the Corporations Code, plus attorneys fees, prejudgement interest and an injunction.

2. Angeles Mortgage Investment Trust vs. Morton D. Kirsch, an individual, Wherco, Inc., a California corporation, Leland Evans, an individual, Jonathan Schultz, an individual, John B. Clemens, an individual, Jules P. Kirsch, an individual, Lee C. McClurkin, an individual, and Arthur G. Weiss, an individual. United States District Court, Central District of California, Case No. 95-2670 WDK (CTx)

     On April 21, 1995, the Trust filed this action in Federal Court for violations of Sections 13(d) and 14(a) of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder. This action sought injunctive relief based on defendants' failure to disclose complete and accurate information in violation of the Federal Securities Laws.

                               -------------------

   In June 1996 the Trust settled the above noted lawsuits in State and Federal courts with all defendants, except for Jules Kirsch as to which the Trust voluntarily dismissed the cases, relating to the Trust's complaint for damages arising from the use of non-public information to acquire the Trust's Class A shares and alleged violations of Federal securities laws. The settlement consisted of the Trust receiving cash of $689,000 and a $75,000 four year, 8% collateralized promissory note, with semi-annual interest payments. This $764,000 portion of the settlement was recognized by the Trust as income by offsetting legal expenses incurred by the Trust relating to the lawsuit. In addition, the Trust acquired 209,700 Class A shares for $1,730,000, or $8.25 per Class A share and obtained a standstill agreement and a voting proxy, controlled by the trustees of the Trust, on approximately 200,000 additional Class A shares until such shares are sold in the open market.

THE TRUST AS A DEFENDANT:

1. Jules P. Kirsch, an individual, vs. Angeles Mortgage Investment Trust, Katten Muchin & Zavis and David M. Bass.

     This action was filed in Superior Court of the State of California on December 26, 1996, alleging that the named defendants maliciously prosecuted the plaintiff in the cases noted in 1. and 2. above. The action seeks unspecified amounts for compensatory and punitive damages. The Trust believes this lawsuit will be resolved with no material effect on the Trust.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

             The Trust has 1,563 Class A Shareholders of record as of February 6, 1997. The Class A Shares are currently traded on the American Stock Exchange under the symbol "ANM". All of the Class B Shares are held by MAE GP Corporation, an affiliate of Insignia.

             In November 1996, the Trust's Board of Trustees adopted a Shareholders Rights Plan and declared a dividend of one Right on each outstanding share of the Trust's Class A Shares to stockholders of record on November 18, 1996. The Rights are exercisable if a person or group acquires 20% or more of the Trust's Class A Shares or announces or commences a tender offer for 20% or more of the such shares. When a person or group acquires such 20%, each exercisable Right will entitle its holder (other than such person or group) to purchase, at the Right's then-current exercise price, a number of the Trust's Class A Shares having a market value of twice such price. In addition, if the Trust is acquired in a merger or other business combination transaction after a person has acquired 20% or more of the Trust's outstanding Class A Shares, each right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Trust's common stock, the Rights are redeemable for one cent per Right at the option of the Board of Trustees. The Board of Trustees is also authorized, under certain circumstances, to reduce the 20% threshold referred to above to not less than 10%. The Rights will expire on December 31, 2003 unless otherwise extended by the Board of Trustees.

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

             The following table sets forth the high and low sales prices of the Trust's Class A Shares for the two most recent calendar years:

                                             High               Low
1996, Quarter ended:
              December 31, 1996             $13 3/4             $8 7/16
              September 30, 1996             $8 5/8             $7 7/8
              June 30, 1996                  $8 5/8             $7 5/8
              March 31, 1996                 $9 5/8             $5 5/8

1995, Quarter ended:
              December 31, 1995              $7 9/16            $4 11/16
              September 30, 1995             $7 1/4             $5 3/8
              June 30, 1995                  $7 5/8             $6 1/4
              March 31, 1995                 $7 1/2             $6 1/4


             On February 6, 1997, the last sale price of the Class A Shares as reported by the American Stock Exchange was $14.00. The Trust made shareholder distributions of $0.52 per share in 1996 and made no distributions in 1994 and 1995. In December 1996, the Board of Trustees of the Trust declared a $.22 per share dividend payable on February 3, 1997, to shareholders of record on January 6, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

             The Board of Trustees of the Trust authorized the Trust to repurchase, in open market transactions, up to 10% of its Class A Shares. The Trust repurchased 43,800 shares under this program. There were no purchases in the open market in 1996, 1995 and 1994, however in 1996, the Trust acquired 209,700 Class A Shares for $1,730,000 less $764,000 in expenses, in settlement of actions it had brought against certain third parties. See "Legal Proceedings."

ITEM 6.                    SELECTED FINANCIAL DATA


                                                                         FOR THE YEARS ENDED DECEMBER 31
                                         ----------------------------------------------------------------------------------------
                                              1996              1995               1994               1993                1992
                                         ------------       ------------       ------------       ------------       ------------
Revenue (1)                              $ 10,050,000       $ 19,502,000       $  2,769,000       $  4,307,000       $  9,505,000
Costs and expenses (2)                        964,000          2,213,000          2,396,000          3,017,000         37,808,000
Extraordinary item (3)                            -            1,844,000                -                  -                  -
                                         ------------       ------------       ------------       ------------       ------------
Net income (loss)                        $  9,086,000       $ 19,133,000       $    373,000       $  1,290,000       $(28,303,000)
                                         ------------       ------------       ------------       ------------       ------------

PER CLASS A SHARE (4):
Income (loss) before
  extraordinary item                     $       3.33       $       5.77       $       0.11       $       0.38       $      (8.64)
Extraordinary item                                -         $       0.61                -                  -                  -
                                         ------------       ------------       ------------       ------------       ------------
Net income (loss)                        $       3.33       $       6.38       $       0.11       $       0.38       $      (8.64)
                                         ------------       ------------       ------------       ------------       ------------

Cash distributions to shareholders       $  1,407,000       $         -        $         -         $   573,000       $  6,562,000

Cash distributions per Class A
Share (5)                                $       0.52       $        -         $         -         $      0.17       $       2.00

Total assets                             $ 43,375,000       $ 37,332,000       $ 35,535,000       $ 29,327,000       $ 48,781,000

Notes and advances payable (6)           $        -         $        -         $ 11,085,000       $ 17,965,000       $ 26,285,000

Shareholders' equity                     $ 43,088,000       $ 37,139,000       $ 22,510,000       $ 22,137,000       $ 21,420,000

Class A Shares
     Outstanding at end of year             2,617,000          2,826,700          3,394,026          3,394,026          3,394,026
     Weighted average outstanding           2,704,375          2,968,532          3,394,026          3,394,026          3,394,026

(1) In 1993, revenues decreased significantly as a result of approximately 75% of the Trust's portfolio defaulting in payments to the Trust after February 1993. In 1995, revenues increased significantly as a result of $15,954,000 of recovery of bad debts relating primarily to the Angeles settlement (see Note 10 in the "Notes to the Financial Statements"). In addition, the 1995 revenues include $435,000 of gain on sale of real property. In 1996, revenues included $3,126,000 of recovery of bad debts and $3,481,000 of interest income was recognized relating primarily to two loans; Lake Arrowhead Joint Venture and Fox Run Apartments. In addition, the 1996 revenues include $184,000 of gain on sale of real property.

(2) Costs and expenses included a provision for loss and write-down of in-substance foreclosed properties of $35,000,000 in 1992. In 1996, Costs and expenses were reduced in the amount of $764,000, from a recovery of legal expenses incurred in connection with the Trust's legal actions taken against third parties. See Legal Proceedings.

(3) Extraordinary item in 1995 represented the settlement of claims the Trust had with various partnerships associated with Insignia; the Trust was able to negotiate the settlement of advances payable at a discount (see Note 7 in the "Notes to the Financial Statements").

(4) The net income (loss) per Class A Share was based the weighted average Class A shares outstanding during each of the five years in the period ended December 31, 1996, after deduction of the Class B Shares' 1% interest.

(5) Monthly cash distributions had been paid to the Class A shareholders from cash generated by the Trust from operations, subject to Angeles' distribution guarantee of a minimum annual distribution of $2.00 per Class A Share through May 1994. However, as of February 1993, such distributions had been temporarily suspended due to the Trust's liquidity problems and Angeles Corporation's inability to perform its guaranty obligations or service the promissory note due the Trust. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Trust resumed cash distributions to the Class A shareholders in 1996.

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

         On November 26, 1996 a Schedule 13D was filed by Insignia Financial Group Inc. ("Insignia"), with the Securities and Exchange Commission ("SEC"), disclosing its ownership of a total of approximately 6% of Class A shares of Angeles Mortgage Investment Trust (the "Trust") and describing the investment intentions underlying the ownership. Insignia has filed subsequent amendments to
Schedule 13D and reported that their ownership, from subsequent sales of Class A shares, was reduced to approximately 5% of the Trust's outstanding Class A shares. The SEC's rules and regulations require that when a person or entity acquires more than 5% of a publicly held entities' securities a Schedule 13D must be filed. In addition to the Class A shares now owned by Insignia, it has owned 1,675,113 shares of Class B stock of the Trust for approximately four years. These Class B shares represent approximately 39% of the outstanding votes while representing a 1% economic interest in the Trust. The Class B Shares are subject to an irrevocable proxy granted to the Trust to vote all the Class B Shares with the majority of Class A Shares in connection with any proposal involving the Trust and Insignia or any affiliate thereof or election of any Trustee affiliated with Insignia.

         During the last two years the Trust has held preliminary discussions with several unrelated real estate investment trusts and other real estate companies regarding the Trust's acquisition of those entities' shares or assets. On October 16, 1996, at Insignia's invitation, the initial meeting between the Trust's management and a senior member of Insignia's management was held. At that meeting the subject of combining the Trust and various assets held by Insignia was introduced for the first time. Such discussions are ongoing but, to date, have not resulted in any agreements or offers.

FISCAL YEAR 1996 COMPARED TO 1995

         For the year ended December 31, 1996 total revenue decreased significantly as compared to total revenue for the same period in 1995. The decrease is due to the Angeles bankruptcy settlement of $12,844,000 which was effective March 31, 1995. Simultaneous with the Angeles settlement, the Trust settled its claims with the various partnerhsips associated with Insignia, which resulted in extraordinary income of $1,844,000 resulting from the Trust being able to negoitate the settlement of these claims at a discount. Total revenue for the year ended December 31, 1996 represents a significant decrease from the same period ended 1995 due to the two 1995 settlement transactions referred to above.

         Interest income for the year ended December 31, 1996 increased by approximately 73% when compared to the year ended December 31, 1995. This increase in 1996 is primarily due to the restructuring of the Trust's Arrowhead loan, for which the Trust recognized approximately $2.8 million of interest income and the pay off of the Fox Run and Harbour Landing loans for which the Trust recognized approximately $900,000 of interest income not previous recorded due to the doubtful nature of their collectability. Rental income grew during 1996 as the two University Center properties achieved greater occupancy in 1996 over that of 1995.

         In conjunction with the modification of the Arrowhead loan, the Trust held a $1.2 million preferred partnership distribution interest which it received in the Angeles bankruptcy settlement. At that time the Trust valued this interest at zero as it had an indeterminable value when it was acquired. Upon modifying the Arrowhead loan this preferred interest was rolled into the principal of the restructured loan, and as a result the Trust recognized additional interest income of $1.2 million. In addition, $2 million was recorded as recovery of bad debt upon the full repayment of the $6.7 million Fox Run loan in December 1996.

         Interest expense to the Bank decreased as the Trust had no borrowings on the bank line of credit for the year ending December 31, 1996, and only borrowed $430,000 for a three day period in June 1996. The Trust had an average month end borrowing on the bank line of credit of $2,075,000 in 1995.

         During 1996 the Trust paid $9,000 for 1995 Minnesota state taxes due to the fact that the Trust owns properties in that state and $10,000 and $120,000 in alternative minimum tax for the 1995 and 1996 tax year, respectively, as the Trust utilized its net operating losses to offset its 1995 and 1996 taxable income. Prior to October 1996 the Trust shared its office administrative expenses along with a portion of the salaries of its employees with another trust, Angeles Participating Mortgage Trust. Effective, October 1996, the Trust employees no longer provide any services to Angeles Participating Mortgage Trust nor does it operate in the same offices as the Trust. As a result beginning in October 1996 the Trust no longer receives reimbursement of employee salary or general office expenses.

         Legal expenses for the year ended December 31, 1996 decreased significantly when compared to the same period in 1995 as the Trust reached an agreement to settle pending litigation in State and Federal courts with all but one defendant, relating to the Trust's complaint for damages arising from the use of non-public information to acquire the Trust's Class A shares and alleged violations of Federal securities laws. The Trust, in settlement, received cash of $689,000 and a $75,000 four year, 8% collateralized promissory note, with semi-annual interest payments. This $764,000 portion of the settlement was recognized by the Trust as income by offsetting legal expenses incurred by the Trust relating to the lawsuit. In addition, the Trust acquired 209,700 Class A shares for $1,730,000, or $8.25 per Class A share and obtained a standstill agreement and a voting proxy, controlled by the trustees of the Trust, on approximately 200,000 additional Class A shares until such shares are sold in the open market.

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

          The increase in general and administrative expenses for the twelve months ended December 31, 1995 when compared to the same period in 1994, is primarily due to increased proxy solicitation costs of approximately $150,000 incurred as a result of the proxy contest in 1995. The increased legal fees were associated with state claims brought by the Trust against a group of investors. The Trust claimed the investors acquired Trust Class A shares based on insider information and brought a federal claim against Morton Kirsch and Wherco, Inc. and others, for deficiencies in information required to be filed and, false and misleading information filed by the defendants in public documents regarding the Trust. The Trust sought recovery of legal expenses in connection with certain of these claims.


LIQUIDITY AND CAPITAL RESOURCES

         In February 1993, the Trust's policy of distributing monthly the net cash from operations to its Class A shareholders was temporarily suspended as a result of the failure of the Insignia controlled Partnerships and Angeles to fully service their respective Trust Loan obligations and Angeles' inability to fulfill its guarantee of a minimum annual distribution of $2.00 per Class A Share through May 1994. The Trust announced on December 20, 1995 that it had reduced its bank and other debt to zero and had declared its first dividend payment in three years to Class A shareholders of record on January 22, 1996 to be payable on February 13, 1996, in the amount of $0.10 per share. The Trust paid dividends in each of the following three quarters during 1996 of $0.12, $0.14, and $0.16 per share, respectively, and in December 1996, declared a dividend of $0.22 per share to shareholders of record on January 6, 1997 to be payable on February 3, 1997.

         The Trust's line of credit established with the Bank, in the amount of $5 million, was renewed in September 1996. This line of credit requires monthly interest-only payments based upon prime plus 3/4% and matures April 30, 1997. The line of credit with the Bank allows the Trust to draw on such line to facilitate the foreclosure process on Trust loans. In June 1996 the Trust drew down on the line of credit in the amount of $430,000 and repaid the same amount to the Bank within three days.

         The Trust's liquidity is dependent upon its borrowers having sufficient cash to pay interest and principal payments as they become due. In February 1993, a significant number of the Insignia controlled Partnerships failed to service their debt obligations under the Trust Loans. The Trust has since completed the process of restructuring certain of the Trust Loans. Certain of the restructured loan terms include a reduction in the interest rate, an extension of the loan term, payment of at least net cash flow from the operation of the relevant property on a current basis and a modest increase in the principal balance of the loan as consideration for the modification.

         Loans having a carrying value (net of loan loss reserves) of approximately $4 million (or 11% of the Trust's net investments) are not currently paying debt service to the Trust. The Trust's options are limited as a result of its position as the holder of obligations subordinate to senior creditors. The Trust's lending is concentrated in secured and unsecured real estate loans in regions which have experienced adverse economic conditions. The realizable value of real estate collateralizing notes receivable or owned from Loan foreclosures, can only be determined based upon a sales negotiation between independent third parties in an arm's length transaction. In addition, considering that, in most cases, it is the proceeds of sale and/or refinancing which will enable the Trust to receive such funds, the actual proceeds may be significantly impacted by the condition of the real estate industry at the time the principal amounts become due or properties sold.

         During 1996 the Trust modified five loans referred to as Brittany Point, Fox Crest, Carriage Hills, Vista Hills and Angeles Partners XIV-Waterford. In connection with the modifications, the Trust extended the maturity dates on all of the loans except for Angeles Partners XIV-Waterford, to December 31, 2000, March 1, 2003, September 1, 2000 and September 1, 2002, respectively, and capitalized approximately $320,000, $1,765,000, $204,000, $230,000 and $134,000, respectively, of past due interest into principal. The modified notes require payments only out of cash flows provided by the properties. The Trust did not recognize any interest income in connection with these loan modifications.

         The Trust received full and partial paydowns as follows:

                              Number of        Paydown in
              Year              Loans           millions
              ----            ---------        --------
              1994               6               $3.6
              1995               6               $9.0
              1996               10              $10.3


         During the last quarter of 1996 the Trust modified and received a significant repayment on two of the Trust's largest loans. In October 1996, the Arrowhead Joint Venture $6 million loan (which was previously secured only by a partnership interest), along with a related $1.2 million unsecured preferred partnership distribution interest ("Preferred Interest"), was restructured to a $9 million first trust deed mortgage, with a current effective interest rate of 10.02% reducing to a 9.8% rate upon repayment of $1.5 million which is expected to occur in late 1997. The restructuring has resulted in the Trust significantly strengthening the collateral on this loan along with increasing the annual debt service on this loan by approximately $400,000. The $1.2 million Preferred Interest was acquired in the settlement with Angeles (see Note 9 of Notes to Financial Statements) and was initially valued at zero as it had an indeterminable value when it was acquired. In addition, the Trust capitalized approximately $1.7 million in deferred interest that was not previously recognized in income, as full recovery of such interest was, until the modification, considered doubtful.

         In December 1996, the Trust received approximately $7 million from its three Fox Run mortgages as a result of the borrower refinancing the property. The $7 million of cash proceeds represented the full repayment of approximately $6.7 million of principal on these three loans with the remainder representing a portion of the accrued interest associated with the loans. In addition to this repayment, the Trust took back a new third mortgage on the Fox Run property in the amount of $875,000. The $875,000 is comprised of approximately $425,000 of the remaining accrued interest from the three Fox Run loans and approximately $450,000 of accrued interest and principal on the Angeles Partners XI-Harbour Landing promissory note. The Trust recognized $2 million of bad debt recovery on this transaction, and approximately $900,000 of interest income from accrued interest not previously recognized, as full recovery of such interest was undeterminable until the repayment.

         In December 1996 the Trust acquired, at par, three first mortgage loans from an unaffiliated third party for approximately $2.9 million. These mortgages are on three properties known as Hospitality Inns (three separate properties and locations) on which the Trust also holds three second mortgages. All of these six mortgages matured in October 1996, and the Trust is in the process of modifying loans with the borrowers, although the loans remain current as to monthly debt service.

         As of February 6, 1997, the Trust has signed and proposed commitments to fund approximately $9.5 million of new loans.

         During 1995 the Trust foreclosed on University Center Phase IV and took title to three properties through deeds-in-lieu of foreclosure. These properties include 4851 Van Epps for which the Trust had commenced foreclosure action in 1994. In October 1995, the Trust sold this property for $1,370,000, receiving net cash proceeds of $580,000 and a first trust deed on the property for $700,000. In addition, the Trust obtained title, through deeds-in-lieu of foreclosure as a result of recourse provisions in a defaulted loan, on 4705 Van Epps, an industrial warehouse located in Cleveland, Ohio and on University Center I and II, office industrial property located in Fridley, Minnesota. In addition, the Trust sold a parcel of land located in Houston, Texas for $1,500,000, resulting in net cash proceeds of approximately $1,400,000. During 1996, the Trust sold the 4705 Van Epps property in March 1996 for a sale price of $752,000 and received net cash proceeds of approximately $677,000. In addition, the Trust foreclosed on three properties during 1996, which included; Colony Cove a 200-acre parcel of raw land; Rolling Greens, in which the Trust has a 57% joint venture interest in a 155-acre parcel of raw land and an 8,500 square foot strip shopping center and Springdale Lake Estates Mobile Home Park ("Springdale") a 443 pad mobile home park. In October 1996, the Trust sold Springdale for a $4 million sale price and received net cash proceeds of approximately $1.1 million. In addition, during 1996, the Trust began the foreclosure process on five properties, which include a first mortgage referred to as LaSalle Warehouse, a second mortgage referred to as Southgate Apartments and three industrial properties located in Cleveland, Ohio. The Trust's interest in the Cleveland, Ohio properties, were obtained from judgement liens relating to recourse provisions on a defaulted second mortgage loan held by the Trust. The Trust anticipates that the foreclosure process will be completed during 1997.

         As discussed in Note 9 in the "Notes to the Financial Statements", the settlement between the Trust and Angeles represented over $15 million in various assets including $6 million in cash and a collateralized note. The collateralized note due December 31, 1998, carries interest at prime plus one percent with a maximum interest rate of 8.5%. The note is collateralized with a pledge of Angeles limited partnership interest in a limited partnership whose assets are comprised of notes and receivables from various real estate investment partnerships. The collectibility of the note is subject to the performance of the obligors of the various notes and receivables. Although the Trust at this time believes there is sufficient collateral to provide for full realization of the note, there can be no assurances that full recovery will result. The Trust used the cash proceeds from the settlement of over $6 million, to pay down on debt obligations to the Bank and various limited partnerships.

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

         From time to time the Trust has held, and will continue to hold discussions with other REITs and other entities to consider expanding the Trust's portfolio through a transaction involving the issuance of Trust shares or entering into joint ventures or partnerships which would ultimately result in the issuance in Trust shares.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ANGELES MORTGAGE INVESTMENT TRUST
Index to Audited Financial Statements and Supplemental Schedules

                                                                                        Page No.
                                                                                        --------


Report of Independent Certified Public Accountants - BDO Seidman, LLP                      15
Audited Financial Statements and Supplemental Schedules - The financial statements and supplemental schedules of the Trust required to be included in
   Item 8 are listed below:

                  Balance Sheets at December 31, 1996 and 1995                             16

                  Statements of Operations for the years ended
                  December 31, 1996, 1995 and 1994                                         17

                  Statements of Changes in Shareholders' Equity
                  for the years ended December 31, 1996,
                  1995 and 1994                                                            18

                  Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994                                         19

                  Notes to Financial Statements                                            20

                  Supplemental Schedule III - Real Estate and
                  Accumulated Depreciation                                                 40

                  Supplemental Schedule IV - Mortgage Loans on
                  Real Estate                                                              41


All other supplemental schedules are omitted because they are not required or because the required information is shown in the financial statements.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Trustees of
Angeles Mortgage Investment Trust

We have audited the accompanying balance sheets of Angeles Mortgage Investment Trust (the "Trust") as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedules listed at Item 8. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by the Trust's management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion the schedules present fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP

Los Angeles, California
February 6, 1997

ANGELES MORTGAGE INVESTMENT TRUST
BALANCE SHEETS

                                                                                     DECEMBER 31
                                                                          --------------------------------
                                                              NOTES           1996                1995
                                                              -----       ------------        ------------
ASSETS

Notes receivable                                             2,3,5,6
 Mortgage notes receivable, (including
  $16,791,000 and $25,397,000 due from affiliates
  in 1996 and 1995)                                                       $ 26,043,000        $ 26,987,000
 Promissory notes receivable, (including
  $10,650,000 and $8,551,000 due from affiliates
  in 1996 and 1995)                                                         14,175,000          18,310,000
                                                                          ------------        ------------

                                                                            40,218,000          45,297,000
Less:  Allowance for estimated losses                                      (12,100,000)        (13,598,000)
                                                                          ------------        ------------

                                                                            28,118,000          31,699,000
Foreclosed real estate held for sale                         4               5,070,000           3,400,000
Cash                                                                         9,789,000           1,229,000

Accrued interest receivable                                                    174,000             460,000
Prepaid expenses and other                                                     224,000             544,000
                                                                          ------------        ------------

Total assets                                                              $ 43,375,000        $ 37,332,000
                                                                          ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                     $    287,000        $    193,000
                                                                          ------------        ------------

Total liabilities                                                              287,000             193,000
                                                                          ------------        ------------

Shareholders' equity:                                        9
Class A Shares (2,617,000 in 1996, and 2,826,700 in 1995,
     issued and outstanding, $1.00 par value,
     unlimited shares authorized)                                            2,617,000           2,827,000
Class B Shares (1,675,113 issued and outstanding,
     $.01 value, unlimited shares authorized)                                   14,000              14,000
Additional paid-in capital                                                  50,199,000          51,719,000
Accumulated distributions in excess of cumulative net
     income                                                                 (9,742,000)        (17,421,000)
                                                                          ------------        ------------
Total shareholders' equity                                                  43,088,000          37,139,000
                                                                          ------------        ------------

Total liabilities and shareholders' equity                                $ 43,375,000        $ 37,332,000
                                                                          ============        ============




    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF OPERATIONS

                                                                                      YEARS ENDED DECEMBER 31
                                                                        ---------------------------------------------------
                                                                            1996                1995              1994
                                                                        ------------        ------------       ------------
REVENUE:
Interest income (including $2,405,000, $1,710,000, and $2,080,000
     from affiliates in 1996, 1995, 1994, respectively)                 $  6,419,000        $  3,017,000       $  2,696,000
Rental income                                                                321,000              96,000             71,000
Gain from sale of real property                                              184,000             435,000              2,000
Recovery of bad debt from Angeles Corporation settlement                         -            12,844,000                -
Recovery of other bad debts                                                3,126,000           3,110,000                -
                                                                        ------------        ------------       ------------
  Total revenue                                                           10,050,000          19,502,000          2,769,000
                                                                        ------------        ------------       ------------

COSTS AND EXPENSES:
Property operating expenses                                                  180,000             262,000             76,000
Loss from sale of real property                                                  -                 3,000                -
Interest expense to bank                                                         -               227,000            578,000
Interest expense affiliated partnerships                                         -                   -              548,000
Legal expenses                                                              (257,000)            851,000            505,000
General and administrative                                                   858,000             835,000            612,000
Amortization                                                                  44,000              35,000             77,000
Income taxes                                                                 139,000                 -                  -
                                                                        ------------        ------------       ------------
  Total costs and expenses                                                   964,000           2,213,000          2,396,000
                                                                        ------------        ------------       ------------

INCOME BEFORE EXTRAORDINARY ITEM                                           9,086,000          17,289,000            373,000
EXTRAORDINARY ITEM - Debt forgiveness                                            -             1,844,000                -
                                                                        ------------        ------------       ------------
NET INCOME                                                              $  9,086,000        $ 19,133,000       $    373,000
                                                                        ============        ============       ============

PER CLASS A SHARE:
Net income before extraordinary                                         $       3.33        $       5.77       $       0.11
Extraordinary item                                                               -                  0.61                -
                                                                        ------------        ------------       ------------
Net income                                                              $       3.33        $       6.38       $       0.11
                                                                        ============        ============       ============
Cash distributions                                                      $       0.52        $        -         $        -
                                                                        ============        ============       ============
Weighted average Class A Shares                                            2,704,375           2,968,532          3,394,026
                                                                        ============        ============       ============







    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                             ACCUMULATED
                                                                                           DISTRIBUTIONS IN
                                                                          ADDITIONAL           EXCESS OF
                                               CLASS A        CLASS B      PAID-IN          CUMULATIVE NET
                                                SHARES        SHARES       CAPTIAL              INCOME              TOTAL
                                              ----------      -------     -----------         -----------        -----------
Balance at January 1, 1994                    $3,394,000      $14,000     $55,656,000        $(36,927,000)       $22,137,000
Net income                                         -               -            -                 373,000            373,000
                                              ----------      -------     -----------         -----------        -----------
Balance at December 31, 1994                   3,394,000       14,000      55,656,000         (36,554,000)        22,510,000
Class A Shares received from
Angeles Corporation settlement                  (567,000)          -       (3,687,000)            -               (4,254,000)

Purchase of Class B Share Option                                             (250,000)            -                 (250,000)
Net income                                         -               -                           19,133,000         19,133,000
                                              ----------      -------     -----------         -----------        -----------
Balance at December 31, 1995                   2,827,000       14,000      51,719,000         (17,421,000)        37,139,000
Purchase of Class A Shares                      (210,000)                  (1,520,000)            -               (1,730,000)
Net income                                         -               -            -               9,086,000          9,086,000
Cash distributions                                 -               -            -              (1,407,000)        (1,407,000)
                                              ----------      -------     -----------         -----------        -----------

Balance at December 31, 1996                  $2,617,000      $14,000     $50,199,000         ($9,742,000)       $43,088,000
                                              ==========      =======     ===========         ===========        ===========









    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31
                                                                        ----------------------------------------------------
                                                                           1996                 1995                 1994
                                                                        ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                              $  9,086,000        $ 19,133,000        $    373,000
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
FLOWS FROM OPERATING ACTIVITIES:
Net gain from sale of real property                                         (184,000)           (432,000)                -
Amortization                                                                  44,000              35,000              77,000
Recovery of bad debt                                                      (3,126,000)        (15,954,000)                -
Interest income in exchange of notes receivable or real property          (3,708,000)           (501,000)           (183,000)
Extraordinary gain                                                               -            (1,844,000)                -
Decrease (increase) in interest receivable                                    87,000            (108,000)            149,000
Decrease (increase) in prepaid expenses and other                            215,000            (326,000)           (399,000)
(Decrease) increase in accounts payable and accrued expenses                  94,000             (61,000)            579,000
Increase (decrease) in unearned loan fee income                               56,000             (38,000)           (274,000)
                                                                        ------------        ------------        ------------
Cash flows from (used in) operating activities                             2,564,000             (96,000)            322,000
                                                                        ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of foreclosed real estate                                                   -              (355,000)                -
Funding of notes receivable                                               (2,968,000)                -                   -
Principal collections of notes receivable                                 10,256,000           9,056,000           3,599,000
Proceeds from sale of real estate                                          1,845,000           1,952,000           3,298,000
Investment  in securities                                                   (979,000)                -                   -
Principal collections of investment in securities                            979,000                 -                   -
                                                                        ------------        ------------        ------------
Cash flows from investing activities                                       9,133,000          10,653,000           6,897,000
                                                                        ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw on bank line of credit                                                  430,000                 -                   -
Repayment of bank line of credit                                            (430,000)         (3,500,000)         (6,880,000)
Repayment of cash advances from affiliate partnerships                           -            (6,682,000)                -
Purchase of Class B share option                                                 -              (250,000)                -
Distributions to shareholders                                             (1,407,000)                -                   -
Purchase of Class A shares                                                (1,730,000)                -                   -
                                                                        ------------        ------------        ------------
Cash flows from (used in) financing activities                            (3,137,000)        (10,432,000)         (6,880,000)
                                                                        ------------        ------------        ------------

Increase (decrease) in cash and cash equivalents                           8,560,000             125,000             339,000
Cash and cash equivalents:
At beginning of period                                                     1,229,000           1,104,000             765,000
                                                                        ------------        ------------        ------------
At end of period                                                        $  9,789,000        $  1,229,000        $  1,104,000
                                                                        ============        ============        ============

Supplemental operating cash flow disclosure:
     Cash received for interest                                         $  2,798,000        $  2,213,000        $  2,394,000
     Cash paid for interest                                                      -               312,000             590,000
Schedule of Noncash Financing and Investing Activities:
Carrying value of real estate in satisfaction of notes
receivable with carrying values of $2,622,000 in 1996,
$3,580,000 in 1995 and $3,501,000 in 1994                               $  2,019,000        $  3,969,000        $  3,170,000
Mortgage notes receivable from sale of real estate                               -               700,000                 -
Restructuring of past due interest into notes receivable                   2,625,000           1,914,000                 -
Notes receivable from lawsuit settlement                                      75,000                 -                   -
Recovery of Class A stock in connection with Angeles Settlement                  -             4,254,000                 -






    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION, BUSINESS ACTIVITIES AND SIGNIFICANT EVENTS

         Angeles Mortgage Investment Trust (the "Trust") is a California business trust which qualifies as a real estate investment trust for federal income tax purposes. The Trust was originally organized as a publicly held limited partnership that began offering limited partnership units on August 18, 1986 and commenced operations on July 9, 1987. In January 1989, the holders of a majority of the units elected to transfer all of the partnership's assets to the Trust. The Trust's capital structure consists of 2,617,000 outstanding shares of Class A Common Stock ("Class A Shares") and 1,675,113 outstanding shares of Class B Common Stock ("Class B Shares"). The Class A Shares are publicly held and are traded on the American Stock Exchange. Each of the Class A Shares and the Class B Shares is entitled to one vote with respect to any matters put before the Trust's shareholders.

          Prior to November 1992, all Class B Shares were held by Angeles Funding Corporation ("AFC"), a California corporation wholly owned by Angeles Corporation, a California corporation ("Angeles"). AFC served as the advisor to the Trust until February 1993 when AFC's advisory services were terminated by the Trust. On November 24, 1992, Angeles sold to an independent third party controlled by Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), Angeles' real estate partnership business consisting of property management contracts and other service contracts relating to its real estate partnership business, together with the general partnership interests of a number of limited partnerships (hereinafter, the "Insignia Partnerships") to which the Trust had made various types of intermediate-term loans (the "Trust Loans"). In connection with this transaction, Angeles also transferred to MAE GP Corporation, an affiliate of Insignia, all of its Class B Shares. Angeles did not obtain approval from the Trust with respect to these transactions. By virtue of its ownership of the Class B Shares, Insignia owns a 1% interest in the profits, losses and credits of the Trust and holds 39% of the Trust's total voting shares.

         The Trust, beginning in February 1993, faced significant liquidity problems caused by (i) the failure of a significant number of the Insignia Partnerships and entities affiliated with Angeles to fully service outstanding debt obligations under their respective Trust obligations and (ii) Angeles' inability to fully service its debt obligations under its promissory note receivable or perform its other obligations to the Trust under its third party loan guarantees and shareholder distribution guarantees. As of February 1993, approximately 75% of the Trust's loan portfolio had defaulted in payments to the Trust. In February 1993, Angeles informed the Trust that it was unable to perform its obligations under these guarantees because of liquidity problems caused by its inability to complete sales or refinancings of real estate assets, its inability to fully realize asset values in a continuing sluggish and depressed real estate market and the failure of the Insignia Partnerships to service fully, if at all, their debt obligations to Angeles. On May 3, 1993, Angeles filed for protection under Chapter 11 of the federal bankruptcy code. Angeles' failure to perform under its guarantees, together with the defaults on Trust Loans made to the Insignia Partnerships and affiliates of Angeles, have resulted in the Trust's temporary suspension of cash distributions to the Class A Shareholders effective February 1993. The Trust had made various claims against Angeles and as discussed under Note 9, and eventually reached an agreement with Angeles and the Committee of Creditors Holding Unsecured Claims of Angeles to settle all claims between the Trust and Angeles. The settlement agreement was approved, effective March 31, 1995, by the Bankruptcy Court having jurisdiction over the Angeles bankruptcy Under the agreement, the Trust received approximately $15 million in various assets, including $6 million in cash.

         The Trust has restructured the majority of its loan portfolio since February 1993 and has been able to entirely pay off its then outstanding bank loan debt and other debt of $27 million. However, loans having a carrying value (net of loan loss reserves) of approximately $4 million (or 11% of the Trust's net investments) are not currently paying debt service to the Trust. The Trust's lending is concentrated in real estate-secured and unsecured loans in regions which have experienced adverse economic conditions. The realizable value of real estate collateralizing notes receivable or owned from loan foreclosures, can only be determined based upon a sales negotiation between independent third parties in an arm's length transaction. In addition, considering that in most cases, it is the proceeds of sale and/or refinancing which will enable the Trust to receive such funds, the actual proceeds may be significantly impacted by the condition of the real estate industry at the time the principal amounts become due or properties sold.

         From time to time the Trust has held, and will continue to hold discussions with other REITs and other entities to consider expanding the Trust's portfolio through a transaction involving the issuance of Trust shares or entering into joint ventures or partnerships which would ultimately result in the issuance in Trust shares.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF ACCOUNTING - The financial statements of the Trust are prepared on the accrual basis and therefore, revenue is recorded as earned and costs and expenses are recorded as incurred. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates. Certain prior years amounts have been reclassified to conform to current year classifications.

         CASH AND CASH EQUIVALENTS - For financial reporting purposes, the Trust considers cash and cash equivalents to include cash on deposit and amounts due from banks maturing within 90 days of purchase.

         INTEREST RECOGNITION ON NOTES RECEIVABLE - Interest income is recorded as earned in accordance with the terms of the loans. Interest income is not recorded on individual loans if the carrying value of the receivable exceeds the realizable value of the underlying collateral or if payments are in default in excess of two months.

         FORECLOSED REAL ESTATE HELD FOR SALE - Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. After foreclosure, the excess of new cost, if any, over fair value minus estimated costs of sale is recognized in a valuation allowance. Subsequent changes in fair value either increases or decreases such valuation allowance. See "Allowance for Estimated Losses" below.

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

         INCOME TAXES - The Trust has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code for each taxable year of operations. As a qualified REIT, the Trust is subject to income taxation at corporate rates on its REIT taxable income. However, the Trust is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Trust to taxation at the shareholder level only. As of December 31, 1996 the Trust had tax loss carryforwards of approximately $1.5 million expiring 2009. During 1996 the Trust paid $10,000 and $120,000 in alternative minimum tax for the 1995 and 1996 tax year as the Trust utilized its net operating losses to offset its 1995 and 1996 taxable income.

         NET INCOME PER CLASS A SHARE - The net income per Class A Share was based on 2,704,375, 2,968,532, and 3,394,026 weighted average Class A Shares outstanding during the years ended December 31, 1996, 1995 and 1994, respectively, after deduction of the Class B Shares' 1% interest.

         AMORTIZATION - The Trust amortizes loan fees to interest income over the lives of the related Trust Loans. Loan fees and refinancing expenses paid by the Trust are amortized over the life of the relevant loans. The Trust amortizes leasing commissions to leasing commission expense over the term of the related leases.

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

         INVESTMENT IN JOINT VENTURE - The Trust's investment in joint venture is accounted for using the equity method since it is the Trust's intention to dispose of the joint venture interest.

NOTE 3 - NOTES AND INTEREST RECEIVABLE

         Notes receivable are collateralized by real property owned by the borrowers of such Trust Loans, or by an assignment of the limited partnership interest in the limited partnership that owns the property (but not the specific underlying property) or by a general obligation of the limited partnership that owns the property. All of the Trust's notes receivable collateralize the Trust's line of credit with a third party lender (see Note 6).

         Activity in the allowance for estimated loan losses was as follows:

                                             1996              1995               1994
                                         -----------       ------------       -----------
Balance at beginning of period           $13,598,000       $26,595,000        $30,825,000
Provisions for losses                      4,334,000         2,350,000            100,000
Deductions                                (5,832,000)      (15,347,000)        (4,330,000)
                                         -----------       -----------        -----------
Balance at end of period                 $12,100,000       $13,598,000        $26,595,000
                                         ===========       ===========        ===========

         The provisions for losses for 1996, 1995 and 1994 relate to debt modifications whereby unrecorded past due interest receivable was restructured as principal (see below).

         The deductions to the estimated loan losses relate primarily to the full or partial repayment of Trust loans and foreclosure of properties by either the Trust or the first lien holder, where the Trust is in a second position. During 1995 the Trust modified the Fox Run loans and capitalized approximately $1,914,000 of past due interest and default interest into the principal of the loans. The Trust reversed $1,800,000 of allowance for estimated loss relating to the Fox Run loans, based upon improved property performance, the commencement of modified debt service in the fourth quarter of 1995 and an anticipated refinancing of the mortgages on the property. In 1996 approximately $660,000 of deductions were due to the significant improvement of property performance underlying certain of the Trust loans.

         Included in the Trust's allowances for estimated losses on notes receivable is $6.3 million relating to two loan, -- a promissory note on a Waukegan, Illinois apartment complex, referred to as Fox Crest, and a promissory note on an East Lansing, Michigan apartment complex, referred to as Carriage Hills. The properties have continued to improve in operations since February 1993, which may lead to some future recovery of some portion of these promissory notes. The properties still need maintenance and capital improvements and have not provided the Trust with any debt service since February 1993 for the Fox Crest loan and since December 1994 for the Carriage Hills loan, and no debt service is anticipated in the near future. The Trust has not reduced the allowance. There can be no assurances that the value in these properties will exceed the first mortgage debt.

         During 1996, the Trust began foreclosure proceedings on three industrial properties in Cleveland, Ohio that represent additional collateral available to the Trust through recourse provisions of a failed loan referred to as Marina Plaza. Although the properties are heavily indebted and in need of maintenance and capital improvements, the Trust has received early indications of sales value from potential purchasers that may recover approximately $300,000 which would be recognized as income after foreclosure and sale of these properties.

         As reported by the Trust in 1995, the Trust loan referred to as North Prior defaulted on its obligation to the Trust as well as to the senior lender on the property. The property was sold just prior to foreclosure with proceeds sufficient to pay the senior lender the full amount of the senior obligation. Proceeds above the senior obligation were escrowed for potential use in an environmental remediation that occurred prior to the foreclosure and sale. Approximately $825,000 remains in the escrow and indications are that the environmental issues could be resolved by the end of 1997 with remaining amounts paid to the Trust. The Trust will recognized income for amounts, when and if, received from escrow.

         During 1996 the Trust modified five loans referred to as Brittany Point, Fox Crest, Carriage Hills, Vista Hills and Angeles Partners XIV-Waterford. In connection, with the modifications, the Trust extended the maturity dates on all of the loans except for Angeles Partners XIV-Waterford, to December 31, 2000, March 1, 2003, September 1, 2000 and September 1, 2002, respectively, and capitalized approximately $320,000, $1,765,000, $204,000, $230,000 and $134,000, respectively, of past due interest into principal. The modified notes require payments only out of cash flows provided by the properties. The Trust did not recognize any interest income in connection with these loan modifications.

         During the last quarter of 1996 the Trust modified and received a significant repayment on two of the Trust's largest loans. In October 1996, the Arrowhead Joint Venture $6 million loan (which was previously secured only by a partnership interest), along with a related $1.2 million unsecured preferred partnership distribution interest ("Preferred Interest"), was restructured to a $9 million first trust deed mortgage, with a current effective interest rate of 10.20% reducing to a 9.8% rate upon repayment of $1.5 million which is expected to occur in late 1997. The restructuring has resulted in the Trust significantly strengthening the collateral on this loan along with increasing the annual debt service on this loan by approximately $400,000. The $1.2 million Preferred Interest was originally acquired in the settlement with Angeles (see Note 9 of Notes to Financial Statements) and was previously valued at zero as it had an indeterminable value when it was acquired. In addition, the Trust capitalized approximately $1.7 million in deferred interest that was not previously recognized in income, as full recovery of such interest was until the modification, considered doubtful.

         In December 1996, the Trust received approximately $7 million from its three Fox Run mortgages as a result of the borrower refinancing the property. The $7 million of cash proceeds represented the full repayment of approximately $6.7 million of principal on these three loans with the remainder representing a portion of the accrued interest associated with the loans. In addition to this repayment, the Trust took back a new third mortgage on the Fox Run property in the amount of $875,000. The $875,000 is comprised of approximately $425,000 of the remaining accrued interest from the three Fox Run loans and approximately $450,000 of accrued interest and principal on the Angeles Partners XI-Harbour Landing promissory note. The Trust recognized $2 million of bad debt recovery on this transaction, and approximately $900,000 of interest income from accrued interest not previously recognized, as full recovery of such interest was not reasonably assured until the repayment.

         In addition, in December 1996 the Trust acquired, at par, three first mortgage loans from an unaffiliated third party for approximately $2.9 million. These mortgages are on three properties known as Hospitality Inns (three separate properties and locations) on which the Trust holds three second mortgages. All of these six mortgages matured in October 1996, and the Trust is in the process of modifying loans with the borrowers, although the loans remain current as to the monthly debt service.

Notes receivable are summarized as follows:


                                                                  December 31
                                                            1996                1995
                                                       ------------        ------------
MORTGAGE NOTES RECEIVABLE:
First trust deeds, primarily requiring monthly
interest only payments ranging from 9% to 12.5%,
maturing through December 2003                         $ 17,868,000        $  8,200,000

Second trust deeds, requiring monthly interest
only payments ranging from 11.5% to 12.5%,
maturing through December 2000                            7,427,000          15,317,000

Third trust deed, requiring monthly interest
and principal  payments of 11.25%,
maturing  January 2002                                      875,000           3,534,000
                                                       ------------        ------------

                                                         26,170,000          27,051,000
Less:  Unearned loan fees                                  (127,000)            (64,000)
                                                       ------------        ------------
       Net mortgage notes receivable                     26,043,000          26,987,000
                                                       ------------        ------------

PROMISSORY NOTES RECEIVABLE:

Promissory notes receivable, requiring monthly
interest payments ranging from 8% to 12.75%,
maturing through December 2003 (See Note 5)              14,175,000          18,318,000
Less:  Unearned loan fees                                       -                (8,000)
                                                       ------------        ------------
       Net promissory notes receivable                   14,175,000          18,310,000
                                                       ------------        ------------

          NOTES RECEIVABLE                             $ 40,218,000        $ 45,297,000
                                                       ============        ============

         At December 31, 1996 mortgage notes receivable of $9,537,000 and promissory notes receivable of $1,879,000, all of which are due from affiliates, are in default.

         With respect to the promissory notes receivable as of December 31, 1996, $11,762,000 are secured by partnership interests and other loans and $2,413,000 are general obligations of partnerships or individuals. The underlying properties are not collateral for such loans.

         During year ended December 31, 1995, two Trust Loans, referred to as Marina Plaza and Burnhamthorpe, respectively, were foreclosed upon by debt holders senior to the debts of the Trust. Both loans had been fully reserved for loss. However, due to recourse provisions on the Marina Plaza loan, the Trust was able to obtain title to a property having an estimated value of $300,000.

         Scheduled maturities of notes receivable due subsequent to December 31, 1996 are, $860,000 in 1997, $4,284,000 in 1998, $9,004,000 in 1999, $3,049,000
in 1999 and $13,683,000 thereafter. It is likely that the scheduled maturity dates, for certain of the notes, will be extended.


NOTE 4 - REAL ESTATE HELD FOR SALE

         In August 1993, the Trust foreclosed on a parcel of land located in Houston, Texas, referred to by the Trust as "Martinique", for which it held a first trust deed mortgage. The Trust did not recognize a loss on foreclosure in 1993 in excess of the reserve of $600,000 previously provided. The property was sold in December 1995, for $1.5 million and the Trust received net cash proceeds of approximately $1,371,000. The Trust realized a $3,000 loss on the sale.

         In 1994, the Trust began a foreclosure action on a $1,500,000 first trust deed mortgage held on a property referred to as 4851 Van Epps, an industrial warehouse located in Cleveland, Ohio. The Trust had previously provided a loss reserve of $600,000 on this loan. In September 1995 the Trust obtained title to the property through a deed-in-lieu of foreclosure. In October 1995 the Trust sold the property for $1,370,000, taking back a $700,000 first trust deed mortgage on the property and received net cash proceeds of approximately $580,000. The Trust realized income of $435,000 from the sale.

         In January 1994, the Trust acquired, through a foreclosure on its loan of $3,600,000, a 220 unit apartment complex located in Decatur, Georgia. The foreclosure resulted in no loss in 1994 as the reserve of $430,000 had been previously provided. See Note 3. In April 1994, the Trust sold the property and received net cash proceeds of approximately $3.3 million. The Trust recognized income of $2,000 from the sale.

         The Trust obtained title to the 4705 Van Epps property through a deed-in-lieu of foreclosure in August 1995. The Trust had obtained a judgment lien of approximately $2.7 million on this property as a result of recourse provisions in the $2 million note referred to as Marina Plaza. In consideration of the deed-in-lieu of foreclosure, the Trust agreed to reduce the judgment lien by $500,000 and a payment of $5,000. The 4705 Van Epps property had a $343,000 delinquent first mortgage from an independent financial institution which the Trust was required to pay upon transfer of title to the Trust. The Trust recorded this property at $500,000 and recognized approximately $151,000 as recovery of bad debt. The property was sold in February 1996 for $752,000, received net cash proceeds of approximately $677,000 and realized a $184,000 gain on the sale.

         In August 1996, the Trust foreclosed on a 443 unit mobile home park located in Belton, Missouri, referred to by the Trust as Springdale Lake Estates MHP ("Springdale"), for which it held a second trust deed mortgage in the amount of $1,720,000 and had capitalized foreclosure costs of approximately $2,000. Upon taking title to Springdale, the Trust assumed a first mortgage on the property in the amount of approximately $2,800,000. The Trust did not recognize any loss from the foreclosure as a reserve of $531,000 had been previously provided. In October 1996, the Trust sold Springdale for $4,000,000 and received net cash proceeds of approximately $1,112,000 with no gain or loss recognized on the sale.

         As of December 31, 1996, the Trust owns four real estate properties held for sale, referred to as University Center Phase IV a 56,000 square foot retail center and University Center Phase I & II, a 51,200 square foot warehouse office space, both of these properties are located in Fridley, Minnesota, a 200-acre parcel of raw land referred to as Colony Cove located in Ellenton, Florida and a 57% joint venture interest in a 155-acre raw parcel of land along with an 8,500 square foot strip shopping center referred to as Rolling Greens, located in Ocala, Florida.

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

         In June 1996, the Trust obtained through foreclosure a 57% joint venture interest in a 160 acre parcel of land in Ocala, Florida. This property was collateral for a Trust loan in the amount of $1,050,000, referred to as "Rolling Greens." The Trust did not recognize any loss on the foreclosure as a reserve of $465,000 had been previously provided.

NOTE 5 - ANGELES PROMISSORY NOTE RECEIVABLE

         The Trust had provided Angeles with a $10,000,000 promissory note receivable secured by real estate, expiring May 31, 1993. At December 31, 1994, outstanding borrowings on the note were $9,255,000. As a result of the Angeles settlement as discussed in Note 9 the Trust received over $15 million in cash, notes and stock to settle this note along with other matters. The new note in the amount of $6,100,000 received from Angeles in the settlement has been paid down to $3,450,000 as of December 31, 1996. An additional $1,725,000 was paid down by Angeles in January 1997.

NOTE 6 - NOTE PAYABLE TO BANK

         The Trust's line of credit with the Bank, in the amount of $5 million requires monthly interest only payments based upon prime plus 3/4% and matures April 30, 1997. The line of credit with the Bank allows the Trust to draw on such line to facilitate the foreclosure process on Trust Loans. In August 1995 the Trust drew down on such line of credit in the amount of $343,000 in order to pay-off the first trust deed on a property obtained through a deed-in-lieu of foreclosure (see Note 4). As of December 5, 1995, the Trust paid off the remaining outstanding balance on the line of credit. In June 1996, the Trust drew down for a three day period of time $480,000. As of December 31, 1996 the Trust has no outstanding borrowings with the Bank.

         The Trust's average month-end borrowings on the working capital line of credit were $0 and $2,075,000 in 1996 and 1995, respectively with a weighted average interest rate of 10.1%, in 1995. The highest month-end loan balance was $0 and $3,500,000 in 1996 and 1995, respectively. In conjunction with the financing, the Trust paid loan fees of $19,000, $43,000, and $82,000 in 1996, 1995 and 1994, respectively.

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

      As a result of this settlement the Trust recognized an extraordinary gain of $1,844,000 summarized as follows:

Recorded cash advances from affiliated partnerships                        $7,585,000
Accrued interest on recorded cash advances through 12/31/94                   941,000
                                                                           ----------

         Total recorded liabilities relating to recorded cash advances      8,526,000
Less:
Settlement of principal and interest on Insignia related partnerships      (5,686,000)
Additional interest due on settlement of Insignia related partnerships        (66,000)
Settlement of principal on non-Insignia related partnership                  (930,000)
                                                                           ----------

         Extraordinary gain                                                $1,844,000
                                                                           ==========

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

         In November 1996, the Trust's Board of Trustees adopted a Shareholders Rights Plan and declared a dividend of one Right on each outstanding share of the Trust's Class A Shares to stockholders of record on November 18, 1996. The Rights are exercisable if a person or group acquires 20% or more of the Trust's Class A Shares or announces or commences a tender offer for 20% or more of the such shares. When a person or group acquires such 20%, each exercisable Right will entitle its holder (other than such person or group) to purchase, at the Right's then-current exercise price, a number of the Trust's Class A Shares having a market value of twice such price. In addition, if the Trust is acquired in a merger or other business combination transaction after a person has acquired 20% or more of the Trust's outstanding Class A Shares, each right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Trust's common stock, the Rights are redeemable for one cent per Right at the option of the Board of Trustees. The Board of Trustees is also authorized, under certain circumstances, to reduce the 20% threshold referred to above to not less than 10%. The Rights will expire on December 31, 2003 unless otherwise extended by the Board of Trustees.

         The Board of Trustees of the Trust has authorized the Trust to repurchase, in open market transactions, up to 10% of its Class A Shares. The Trust has repurchased 43,800 shares under this program. There were no purchases in the open market in 1996, 1995 and 1994 however the Trust acquired 209,700 Class A Shares for $1,730,000 less $764,000 in expenses, in settlement of actions it had brought against certain third parties.

         In February 1993, the Trust's policy of distributing monthly the net cash from operations to its Class A shareholders was temporarily suspended as a result of the failure of the Insignia Partnerships and partnerships affiliated with Angeles to fully service their Trust Loan obligations and Angeles' inability to perform its guarantee of a minimum annual distribution of $2.00 per Class A Share through May 1994 or meet its obligations under its promissory note receivable with the Trust because of its own liquidity problems. The Trust made shareholder distributions aggregating $0.52 per share in 1996 and made no distributions in 1994 and 1995. In December 1996, the Board of Trustees of the Trust declared a $.22 per share dividend payable on February 3, 1997, to shareholders of record on January 6, 1997.


NOTE 9 - SETTLEMENT WITH ANGELES CORPORATION

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

         - assignment of a third party preferred interest with a face value of $1.2 million; and

         -     a release of all claims on behalf of Angeles against the Trust.

         The $6.1 million note is collateralized with a pledge of Angeles's limited partnership interest in a limited partnership whose assets are comprised of notes and receivables from various real estate investment partnerships.

      The third party $1.2 million preferred interest received in the settlement had an indeterminable value when acquired and therefore was recorded at zero.

      The settlement transaction with Angeles resulted in the Trust recording $12,844,000 as recovery of bad debt, summarized as follows:

Consideration received in settlement:

      Cash                                                                 $ 6,000,000
      Collateralized note                                                    6,100,000
      Third party subordinated note                                          1,200,000
      Reimbursement for third party claim                                    1,000,000
      567,326 Class A Trust Shares (valued as of
        effective date of settlement, $7.50/Class A share)                   4,254,000
      Other                                                                    745,000
                                                                           -----------

         Total                                                              19,299,000
Less:
      Repayment of Angeles note receivable, net of reserve                  (4,255,000)
      Reserve for third party subordinated note                             (1,200,000)
      Payment of third party claim                                          (1,000,000)
                                                                           -----------

           Recovery of bad debt from Angeles Settlement                    $12,844,000
                                                                           ===========

NOTE 10 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

             The following table sets forth the selected quarterly financial data for the Trust (in thousands except for per share amounts).


                                                                  QUARTER ENDING
                                                 -----------------------------------------------
1996                                             12/31/96      09/30/96    06/30/96     03/31/96
----                                             --------      --------    --------     --------
Revenue                                           $7,387       $  878       $  631       $1,154

Net income                                        $6,780       $  562       $1,033       $  711

PER CLASS A SHARE
Net income                                        $ 2.56       $ 0.21       $ 0.37       $ 0.25

Weighted average Class A
Shares outstanding                                 2,617        2,617        2,757        2,827

                                                            QUARTER ENDING
                                      -----------------------------------------------------
1995                                  12/31/95       09/30/95        06/30/95       03/31/95
----                                  --------       --------       --------        --------
Revenue                               $ 4,048        $ 1,231        $   602         $13,621

Income before extraordinary item      $ 3,387        $   864        $   228         $12,810

Extraordinary item                    $  --          $   --         $   --          $ 1,844

Net income                            $ 3,387        $   864        $   228         $14,654

PER CLASS A SHARE
Income before extraordinary item      $  1.19        $  0.30        $  0.08         $  3.74

Extraordinary item                    $  --          $  --          $   --          $  0.53

Net income                            $  1.19        $  0.30        $  0.08         $  4.27

Weighted average Class A
Shares outstanding                      2,827          2,827          2,827           3,394

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURES

         None.

                                    PART III


ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS

         The current executive officers and Trustees of the Trust are listed below, together with their ages and all Trust positions held by them:

         NAME                                AGE       POSITION
         ----                                ---       --------
         Ronald J. Consiglio (1)              53       Trustee, Chairman, Chief Executive
                                                       Officer and President
         J. D'Arcy Chisholm (1) (2) (3)       65       Trustee
         Bryan L. Herrmann (1) (3)            61       Trustee
         Curtis J. Crivelli (2)               54       Trustee
         Anna Merguerian                      41       Vice President, Secretary, and Chief
                                                       Financial Officer


(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee

         Mr. Consiglio has been a Trustee since April 1988 and has served as the Chairman, Chief Executive Officer and President of the Trust since May 1993. In addition, Mr. Consiglio was the Chairman of the Trust's Audit Committee in 1993 and became the Chairman of the Independent Committee upon its formation in February 1993. Upon formation of the Trust's Executive Committee in May 1995, Mr. Consiglio serves as its Chairman. From January 1993 through June 1993, Mr. Consiglio served as Executive Vice President and Chief Administrative Officer of Reynolds Kendrick Stratton, Inc., a Los Angeles based securities brokerage firm. From 1990 through 1992, Mr. Consiglio was the Senior Vice President and Chief Financial Officer of Cantor Fitzgerald & Co., Inc. where he was responsible for operations, administration and finance. From 1988 through 1990 he was the Senior Vice President of the investment banking firm of Wedbush Morgan Securities, Inc. ("WMS"), and from 1984 through 1988 he was Executive Vice President of a predecessor firm, Morgan, Olmstead, Kennedy & Gardner Incorporation. He was responsible for WMS's investment banking activities, as well as many of the administrative and operation functions of the firm. He is a certified public accountant and was a partner in Deloitte Haskins & Sells from 1977 to June 1984. In 1992, Mr. Consiglio served as the District Chairman of the National Association of Securities Dealers' District Business Conduct Committee. Mr. Consiglio is also an officer and trustee of Angeles Participating Mortgage Trust and is a business consultant.

         Mr. Chisholm has been a Trustee of the Trust since September 1989 and is a member of the Audit, Compensation and Executive Committees and serves as the Chairman of the Audit Committee. He has been a consultant to real estate, business and educational entities in San Francisco, California, currently and in Minneapolis, Minnesota since 1989. From 1980 until September 1989, Mr. Chisholm was associated with the Institute for Pastoral and Social Ministry at the University of Notre Dame, initially as a volunteer, then as an assistant director from 1982 until 1986 and finally as an associate director from 1986 until 1989. From 1971 until 1980, Mr. Chisholm served in several capacities for Angeles and its subsidiaries, including president of its property management company and president of its property sales company. Prior to 1971, Mr. Chisholm was employed at the following real estate related firms; Real Estate Research Corporation, Del E. Webb Corporation and Milton Meyer Company. He holds a B.A. degree from the University of Notre Dame and is a graduate of the Executive Program, Graduate School of Business, UCLA. Mr. Chisholm also serves as a trustee of Angeles Participating Mortgage Trust.

         Mr. Herrmann has been trustee since December 1994 and is a member of the Compensation and Executive Committees and serves as the Chairman of the Compensation Committee. Mr. Herrmann is an investment banker by background and currently is Chairman and Chief Executive Officer of Base Camp 9 Corp. and has been in that position since 1990. In addition to his duties at Base Camp 9 Corp., from 1992 to 1994, Mr. Herrmann served as Chief Executive officer of Spaulding Composites Company. Since 1984 Mr. Herrmann has been the general partner of MOKG 1984 Investment Partners Ltd. Mr. Herrmann is a member of the board of directors of Wynn's International, Inc., a New York Stock Exchange company.

         Mr. Crivelli has been a Trustee since March 1996, and became a member of the Audit Committee in March 1996. Mr. Crivelli , prior to his recent retirement from the banking industry, was an executive with Great Western Bank from 1987 through 1995. Mr. Crivelli's responsibilities at Great Western, as Executive Vice President, included the management of the Bank's retail banking division along with securities operation and marketing departments. From 1982 through 1987 Mr. Crivelli was President and Chief Executive Officer of Encino Savings Bank. Mr. Crivelli currently serves on the Board of Directors of ACCO, Inc.

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

INFORMATION REGARDING THE BOARD OF TRUSTEES AND ITS COMMITTEES

             AUDIT COMMITTEE. The Board of Trustees has delegated a portion of its authority to an Audit Committee comprised of only independent trustees. This Committee makes recommendations to the Board of Trustees concerning the selection of the Trust's independent auditors, oversees the financial reporting process, develops and approves plans for the annual duties of the Trust, reviews fees charged by the independent auditors, reviews the scope and results of the auditors' reports and reviews and monitors the implementation of suggestions made by the independent auditors. Additionally, the Committee reviews and monitors non-audit services provided by the independent auditors. The Committee is kept apprised by management of the Trust's internal control procedures. Messrs. Chisholm and Crivelli served on the Audit Committee with Mr. Chisholm serving as Chairman.

         COMPENSATION COMMITTEES. During 1995 the Audit and Compensation Committee was split into two separate committees. The Compensation Committee oversees, reviews and approves the compensation of the Trustees and officers of the Trust. Messrs. Chisholm and Herrmann serve on the Compensation Committee with Mr. Herrmann serving as Chairman.

             EXECUTIVE COMMITTEE. In May 1995 the Board of Trustees delegated a portion of its authority to the Executive Committee comprised of Mr. Consiglio, Mr. Chisholm and Mr. Herrmann, with Mr. Consiglio serving as Chairman. The purpose of establishing the Executive Committee was the expectation that the Board of Trustees would expand in size due to the contemplated expansion of the Trust's asset portfolio. Therefore, in order to facilitate efficient management of the Trust without having to arrange for meetings for a larger group of Trustees, the Executive Committee was formed as provided in the Trust's Declaration of Trust. The Executive Committee has all of the powers and authority of the board of trustees with certain specific restrictions.

             BOARD OF TRUSTEES AND COMMITTEE MEETINGS. During the fiscal year ended December 31, 1996, the Trust's Board of Trustees held four regular meetings with all Trustees attending in person or by telephone and four special meetings with all Trustees attending in person or by telephone. The Audit Committee did not meet during fiscal year 1996. The Compensation Committee met once in 1996 and each committee member attended either in person or by telephone. The Executive Committee met three times during 1996 and each committee member attended either in person or by telephone.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND TRUSTEES

             REMUNERATION OF TRUSTEES. Each Trustee receives a retainer fee of $12,000 per year, which is paid quarterly and (except for Mr. Consiglio) a fee of $1,000 for each meeting of the Board of Trustees which he attends in person, $750 for each meeting of the Board of Trustees which he attends telephonically, and $500 for each Audit, Compensation and Executive Committee meeting which he attends, either personally or telephonically. Trustees are also reimbursed for any expenses incurred in attending such meetings or incurred as a result of other work performed for the Trust. During the year ended December 31, 1996, Mr. Crivelli received $6,450 and Mr. Herrmann received $17,750 in consulting fees from the Trust for independent services provided to the Trust.

             EXECUTIVE OFFICERS' COMPENSATION. During the year ended December 31, 1996, Mr. Consiglio received a total of $252,360 for his services as President and Chief Executive Officer of the Trust plus a bonus of $56,000 relating to services performed in 1996, and an additional $12,000 as compensation for serving on the Board of Trustees. Mr. Consiglio drives an automobile leased by the Trust with a monthly rental of $732 (aggregating $11,000 in 1996) and reimburses the Trust for his personal use of the automobile which aggregated $60 per month for a total of $600 in 1996. For the year ended December 31, 1996, Ms. Merguerian was paid $79,400 for her services as Chief Financial Officer of the Trust and was paid a bonus of $45,000 relating to services performed in 1996.

             The table below sets forth information concerning the compensation for services in all capacities to the Trust for the fiscal years 1996, 1995 and 1994, those persons who at any time during the fiscal years served as Chief Executive Officer and the most highly compensated officers ("Executive Officers").


             SUMMARY COMPENSATION TABLE

                                                                   Annual                   All Other
                                                                Compensation                  Annual
Name and Principal Position                             Year       Salary        Bonus     Compensation
---------------------------                             ----       ------        -----     ------------
Ronald J. Consiglio, Trustee, Chairman,                 1996      $252,360      $56,000      $12,000(1)
    Chief Executive Officer and President(5)            1995      $281,200      $40,000(4)   $12,000(1)
                                                        1994      $263,000                   $12,000(1)

Anna Merguerian, Chief Financial Officer(3)             1996       $79,400      $45,000      $   -0-
                                                        1995       $62,500      $15,000(4)   $   -0-


Jack E. McDonald, Chief Financial Officer(2)            1995        N/A           N/A        $10,375(1)
                                                        1994    $   -0-       $   -0-        $17,875(1)


(1)      Represents compensation for serving on the Board of Trustees.

(2) Mr. McDonald resigned as Chief Financial Officer in December 1994 and was replaced by Ms. Merguerian and resigned as a Trustee in May 1995.

(3) Ms. Merguerian became Chief Financial Officer in December 1994 upon Mr. McDonald's resignation. Ms. Merguerian is paid a salary of $100,000 for which the Trust contributed $62,500 to such salary in 1995 and $79,400 in 1996 and another trust, Angeles Participating Mortgage Trust, contributed $37,500 and $20,600, respectively. In addition, in December 1995 the Trust entered into a renewable Employment Agreement with Ms. Merguerian with an eighteen-month term. The Employment Agreement provides for an annual salary of $100,000 to be paid to Ms. Merguerian and allows for Ms. Merguerian to provide services to Angeles Participating Mortgage Trust for which the Trust is reimbursed for specific time spent on such trust. Effective October 1996, Ms. Merguerian will no longer be providing any services to Angeles Participating Mortgage Trust.

(4)      Represents bonus paid in 1996 for the year ended December 31, 1995

(5) Mr. Consiglio is paid a salary of $276,000 for which the Trust contributed $252,360 to such salary in 1996 and another trust, Angeles Participating Mortgage Trust, contributed the remaining amount. In addition, in January 1996 the Trust entered into a renewable Employment Agreement with Mr. Consiglio with a two-year term. The Employment Agreement provides for an annual salary of $276,000 to be paid to Mr. Consiglio and allows for Mr. Consiglio to provide executive services to Angeles Participating Mortgage Trust for which the Trust is reimbursed for specific time, if any, spent on such trust.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee is responsible for recommending to the Board appropriate compensation of the Trust's executive officers and key employees.

         The Compensation Committee's compensation policy for the last fiscal year was to recommend salaries at levels and establish cash incentive benefits the Board believes will attract, retain and motivate highly competent individuals. In December 1995 the Trust entered into an eighteen-month employment contract with Ms. Merguerian and in January 1996 entered into a two year employment contract with Mr. Consiglio. The terms of the contracts were based upon a comparison of comparable positions in the REIT industry and the Compensation Committee obtained the advise and opinion as to the fairness of the contracts from a REIT executive compensation/recruitment firm. In determining the salary of Mr. Consiglio, the Compensation Committee considered the responsibilities of Mr. Consiglio as the Chief Executive Officer, President, Trustee and Chairman of the Board of Trustees of the Trust, Mr. Consiglio's experience and the salaries paid in the competitive marketplace for executive talent, including a comparison of the salaries and other perquisites for comparable positions at other companies.

         The Compensation Committee currently intends for all compensation paid to the Trust's executive officers to be tax deductible to the Trust pursuant to
Section 162(m) of the Internal Revenue Code ("Section 162(m)"). Section 162(m) provides that compensation paid to executive officers in excess of $1,000,000 cannot be deducted by the Trust for federal income tax purposes unless, in general, such compensation is performance based, is established by an independent committee of Trustees, is objective and the plan or agreement providing for such performance based compensation had been approved in advance by the shareholders. In the future, however, if, in the judgment of the Compensation Committee, the benefits to the Trust of a compensation program that does not satisfy the arbitrary and inflexible conditions of Section 162(m) outweigh the costs to the Trust of failure to satisfy these conditions, the Committee may adopt such a program.


                             COMPENSATION COMMITTEE
                               J. D'Arcy Chisholm
                                Bryan L. Herrmann

SECTION 16 MATTERS

         Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Trust's officers, trustees and persons who own greater than ten percent of a registered class of the Trust's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange, and to furnish the Trust with copies of all Section 16(a) forms they file. Based solely on representations from such persons, the Trust believes that during the fiscal year ended December 31, 1996 all Section 16(a) filing requirements applicable to its Trustees, officers and 10% beneficial holders were complied with.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of February 6, 1997, with respect to any Class A Shares and Class B Shares owned by Trustees and nominees as Trustees of the Trust and individual shareholders known to be the beneficial owner of more than 5% of the issued and outstanding Class A shares. There are no other trustees or officers of the Trust who beneficially own either Class A shares or Class B shares, and there is no other shareholders known to be the beneficial owner of more than 5% of the issued and outstanding Class A Shares. The Trust had

1,563 Class A shareholders of record as of February 6, 1997. All of the issued and outstanding Class B Shares (a total of 1,675,113 shares) are owned by MAE GP Corporation, which is affiliated with Insignia.


NAME AND ADDRESS OF BENEFICIAL HOLDER                                TITLE OF CLASS          SHARES BENEFICIALLY OWNED (1)
-------------------------------------                                --------------      -----------------------------------
                                                                                         NUMBER OF SHARES   PERCENT OF CLASS
                                                                                         -----------------------------------
Insignia Financial Group, Inc., Andrew L. Farkas, Liquidity
 Assistance L.L.C., Metropolitan Asset Enchancement, L.P.,
 MAE GP Corporation, and MAE Parent, Inc.
 One Insignia Financial Plaza, Greenville, SC   29602              Class A Shares            130,986            5.0%  (2)(3)
Gotham Partners, L.P and Gotham Partners II, LP
 110 East 42nd Street, 18th Floor,
 New York, NY 10017                                                Class A Shares            193,673            7.4%  (5)
Ronald J. Consiglio                                                Class A Shares             14,750            0.6%
Bryan L. Herrmann                                                  Class A Shares              4,550            0.2%
J. D'Arcy Chisholm                                                 Class A Shares              1,721             *
MAE GP Corporation, One Insignia Financial Plaza,
 Greenville, SC 29602                                              Class B Shares          1,675,113            100%  (3)(4)
All Executive Officers and Trustees as Group (3 persons)           Class A Shares             21,021            0.8%
All Executive Officers and Trustees as Group (3 persons)           Class B Shares                --             0.0%



----------

(1) Except as otherwise indicated and subject to applicable community property laws and similar statutes and subject to the B Share Proxy and related Option Agreement pertaining to the B Shares, the person listed as beneficial owner of shares has sole voting power and/or dispositive power with respect to the shares.

(2) On January 31, 1997, Insignia Financial Group, Inc., Andrew L. Farkas, Liquidity Assistance L.L.C., Metropolitan Asset Enhancement, L.P., MAE GP Corporation and MAE Parent, Inc., (collectively referred to as "Insignia"), filed Amendment No. 4 to Schedule 13D. In the aforementioned Amendment and in prior amendments the filing parties disclose their possible intention to acquire control of the Trust which could involve replacing the Board of Trustees and/or proposing a business combination transaction with the Trust. Such other plans or proposals Insignia is considering include (1) a sale or transfer of a material amount of assets of the Trust, (2) a material change in the present capitalization or dividend policy of the Trust, (3) material changes to the Trust's business or Trust structure, (4) changes in the Trust's Declaration of Trust or Trustees' Regulations and (5) redemption or judicial invalidation of rights to purchase Class A shares (the "Purchase Rights").

(3)      An affiliate of Insignia.

(4)      Equals 39% of the total voting power of the Trust.

(5) On January 28, 1997, Gotham Partners, L.P. and Gotham Partners II, L.P. (collectively referred to as "Gotham"), filed Amendment No. 1 to Scheudule 13D. In the initial Schedule 13D, filed on January 21, 1997, Gothem discloses that they acquired the Class A shares for investment purposes.

*        Less than .1%.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 1992 and the first month of fiscal 1993, the Trust recorded receipt of advances of $7,585,000 from certain partnerships affiliated with Insignia and certain partnerships affiliated with Angeles. As of December 31, 1995, all amounts owing under such advances were discharged by way of a cash payment and the settlement of claims the Trust had brought against Insignia and the Insignia partnerships.

         The Trust had provided to Angeles a line of credit of $10,000,000, expiring May 31, 1993, with $9,255,000 in outstanding borrowings as of December 31, 1994. As of December 31, 1995, this note was settled along with other matters in a settlement of claims the Trust had brought against Angeles.

         In 1992, the Trust signed an alleged guaranty for certain obligations of AHC to PaineWebber. As of December 31, 1995, this matter was resolved in conjunction with the settlement of claims the Trust had brought against Angeles.

         A significant portion of the outstanding Trust Loans have been made to the partnerships affiliated with MAE GP, the sole holder of the Class B Shares and Insignia the owner of 5% of the Class A Shares.

                                     PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a) Listed below are all financial statements and supplemental schedules filed as part of this 10-K and herein included.

                                                                                 Page No.
----------------------------------------------------------------------------------------
            Balance Sheets at December 31, 1996 and 1995                           16

            Statements of Operations for the years ended December 31, 1996,
             1995 and 1994                                                         17

            Statements of Changes in Shareholders' Equity for the years ended
            December 31, 1996, 1995 and 1994                                       18

            Statements of Cash Flows for the years ended December 31, 1996,
              1995 and 1994                                                        19

            Notes to Financial Statements                                          20

            Supplemental Schedule III - Real Estate and Accumulated Depreciation   40

            Supplemental Schedule IV - Mortgage Loans on Real Estate               41

 (b)        No reports on Form 8-K were filed during the last quarter of the period ended December 31, 1996


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

         10.19 Settlement Agreement dated November 9, 1994 between the Trust and the Insignia Parties. (7)

         10.20 Amendment to Agreement and Mutual Release dated April 10, 1995 between the Trust, Angeles Corporation and the Committee of Creditors Holding Unsecured Claims. (8)

         10.21    Amendment to Settlement Agreement dated December 20, 1994
                  between the Trust and the Insignia Parties. (8)

         10.22    Second Amendment to Settlement Agreement dated March 29, 1995 between the Trust and the Insignia Parties. (8)

         10.23    Third Amendment to Settlement Agreement dated April 12, 1995 between the Trust and the Insignia Parties. (8)

         10.24    Settlement Agreement dated May 5, 1995 between the Trust and
                  Satellite Communication Partners, Ltd. (8)

         10.25 Seconded Amended and Restated Loan and Security Agreement dated July 25, 1995 between the Trust and Imperial Bank. (8)

         10.26 Employment Agreement dated December 1, 1995 between the Trust and Anna Merguerian. (8)

         10.27 Employment Agreement dated January 1, 1996 between the Trust and Ronald J. Consiglio.

         10.28    Amendment No. 1 to Second Amended and Restated Loan and
                  Security Agreement and Note dated September 3, 1996 between the Trust and Imperial Bank

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

(8) Filed as an exhibit to the Trust's Form 10-K dated December 31, 1995, and incorporated herein by reference.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ANGELES MORTGAGE INVESTMENT TRUST
                                       Registrant

Date February 14, 1997                 / s/ Ronald J. Consiglio
                                       ------------------------
                                       Ronald J. Consiglio
                                        Chairman of the Board of Trustees


             Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.


Date   February 14, 1997               / s/ Ronald J. Consiglio
                                       ------------------------
                                       Ronald J. Consiglio
                                       Trustee, President and Chief Executive
                                       Officer
                                       (Principal Executive Officer)


Date   February 14, 1997               / s/ J. D'Arcy Chisholm
                                       -----------------------
                                       J. D'Arcy Chisholm
                                       Trustee


Date   February 14, 1997               / s/ Bryan L. Herrmann
                                       ----------------------
                                       Bryan L. Herrmann
                                       Trustee


Date   February 14, 1997               / s/Curtis J. Crivelli
                                       ----------------------
                                       Curtis J. Crivelli
                                       Trustee

Date   February 14, 1997               / s/ Anna Merguerian
                                       --------------------
                                       Anna Merguerian
                                       Vice President, Chief Financial Officer
                                       and Secretary
                                       (Principal Financial and Accounting
                                       Officer)

                       ANGELES MORTGAGE INVESTMENT TRUST
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996


                                                              Cost capitalized       Gross amount at which
     Description                   Encum-   Initial Cost to     subsequent to          carried at close of      Accumulated
                                  brances        Trust           acquisition              period(1)(2)          Depreciation
                                            -------------------------------------
                                                Building      Improve-   Carrying
                                                and land       ments       costs
                                              improvements
--------------------------------------------------------------------------------------------------------------------------------
University Center Phase IV                      1,800,000        -           -             1,671,000                 0
Retail Shopping
Friedly, Minnesota

University Center Phase I & II                  1,100,000        -           -             1,100,000                 0
Warehouse Office
Friedly, Minnesota

Colony Cove                                     1,714,000        -           -             1,714,000                 0
Raw Land
Ellenton, Florida

Rolling Greens                                    585,000        -           -               585,000                 0
Raw Land and Retail
Ocala, Florida
                                ------------------------------------------------------------------------------------------------
    Total                            0          5,199,000        0           0             5,070,000                 0
                                ================================================================================================

                                                             Life on
                                                              which
     Description                  Date of       Date       depreciation
                                    con-      acquired      in latest
                                 struction                    income
                                                            statements
                                                           is computed
--------------------------------------------------------------------------
University Center Phase IV          1975       Dec.-'95         N/A
Retail Shopping
Friedly, Minnesota

University Center Phase I & II      1975       Nov.-'95         N/A
Warehouse Office
Friedly, Minnesota

Colony Cove                         N/A        Apr.-'96         N/A
Raw Land
Ellenton, Florida

Rolling Greens                      N/A        Jun.-'96         N/A
Raw Land and Retail
Ocala, Florida


FOOTNOTES TO SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

(1)  Reconcilation of real property investment:

                      Balance at January 1, 1994                               $ 1,400,000
                                    Additions during period:
                                    Acquisition through foreclosure            $ 3,170,000
                                    Deductions during period                   $(3,170,000)
                                                                               -----------
                      Balance at December 31, 1994                             $ 1,400,000
                                                                               -----------
                                    Additions during period:
                                    Acquisition through foreclosure            $ 4,312,000
                                    Deductions during period                   $(2,312,000)
                                                                               -----------
                      Balance at December 31, 1995                             $ 3,400,000
                                                                               -----------
                                    Additions during period:
                                    Acquisition through foreclosure            $ 3,490,000
                                    Deductions during period                   $(1,820,000)
                                                                               -----------
                      Balance at December 31, 1996                             $ 5,070,000
                                                                               ===========

(2)  The carrying value for federal income tax purposes is $5,070,000.

                        ANGELES MORTGAGE INVESTMENT TRUST
                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                 FINAL     PERIODIC              FACE        CARRYING      PRINCIPAL AMOUNT OF LOANS
                                    INTEREST    MATURITY   PAYMENT    PRIOR    AMOUNT OF   AMOUNT OF MORT-    SUBJECT TO DELINQUENT
             DESCRIPTION              RATE       DATE       TERMS     LIENS    MORTGAGES    GAGES(2)(3)       PRINCIPAL OR INTEREST
             -----------              ----       ----       -----     -----    ---------    -----------       ---------------------
First Trust Deeds
Lake Arrowhead Resort
Hotel
Lake Arrowhead, California            10.20%    Nov-99       (1)        -         9,004        9,004                      -

Mesa Dunes, Wakonda, Town & Country
Retail Stores,                         9.00%    Dec-03       (4)        -         5,000        3,422                      -
Cedar Rapids / Des
Moines, Iowa

Princeton Meadows Joint Venture
Golf Course,
Princeton Meadows, New Jersey         12.50%    Sep-01       (1)        -         1,280        1,567                      -

La Salle
Warehouse,
Las Vegas, Nevada                     11.50%    Dec-03       (1)        -           935          911                    911

Hospitality Inn  (5)
Hotel,
Pensacola, Florida                Prime +3.0%   Oct-96       (1)        -           800          579                    579

Hospitality Inn  (5)
Hotel,
Pensacola, Florida                Prime +2.75%  Oct-96       (1)        -           975          684                    684

Hospitality Inn  (5)
Hotel,
Jacksonville, Florida             Prime +2.75%  Oct-96       (1)        -         2,425        1,701                  1,701
                                                                    ---------------------------------------------------------------
Total First Trust Deeds                                                 0        20,419       17,868                  3,875

                        ANGELES MORTGAGE INVESTMENT TRUST
                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                 FINAL     PERIODIC              FACE        CARRYING      PRINCIPAL AMOUNT OF LOANS
                                    INTEREST    MATURITY   PAYMENT    PRIOR    AMOUNT OF   AMOUNT OF MORT-    SUBJECT TO DELINQUENT
             DESCRIPTION              RATE       DATE       TERMS     LIENS    MORTGAGES    GAGES(2)(3)       PRINCIPAL OR INTEREST
             -----------              ----       ----       -----     -----    ---------    -----------       ---------------------
Second Trust Deeds

Hospitality Inn  (5)
Hotel,
Pensacola, Florida                  12.50%      Oct-96       (1)        795         800         900                    900

Hospitality Inn  (5)
Hotel,
Pensacola, Florida                  12.00%      Oct-96       (1)        904         525         588                    588

Hospitality Inn  (5)
Hotel,
Jacksonville, Florida               12.00%      Oct-96       (1)      2,248         575         644                    644

Bercado Shores
Apartments,
South Bend, Indiana                 12.50%      Jun-95       (1)      4,307       1,350       1,350                  1,350

Brittany Point
Apartments,
Huntsville, Alabama                 12.50%      Dec-00       (1)      9,536       1,570       1,570                      -

Nolana Apartments, Inc.
Los Angeles, California             12.00%      Sep-98       (1)      1,873         455         375                      -

Southgate
Apartments,
Bedford Heights, Ohio               11.50%      Mar-95       (1)      2,723       2,000       2,000                  2,000
                                                                    ---------------------------------------------------------------
Total Second Trust Deeds                                             22,386       7,275       7,427                  5,482

                        ANGELES MORTGAGE INVESTMENT TRUST
                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                 FINAL     PERIODIC              FACE        CARRYING      PRINCIPAL AMOUNT OF LOANS
                                    INTEREST    MATURITY   PAYMENT    PRIOR    AMOUNT OF   AMOUNT OF MORT-    SUBJECT TO DELINQUENT
             DESCRIPTION              RATE       DATE       TERMS     LIENS    MORTGAGES    GAGES(2)(3)       PRINCIPAL OR INTEREST
             -----------              ----       ----       -----     -----    ---------    -----------       ---------------------
Third Trust Deeds

Fox Run (A)                            11.25%     Jan-02    (4)       30,400       875           875                      -
Apartments,
Plainsboro, New Jersey
                                                                    ---------------------------------------------------------------
Total Third Trust Deeds                                               30,400       875           875                      0

Promissory Notes Receivable

North Prior                            12.25%     Jun-96    (1)        7,918     2,000         1,019                  1,019
Warehouse Complex,
St. Paul, Minnesota

J. Schultz                              8.00%     May-00    (1)          -          75            75                    -
An Individual

Carriage Hills                         12.00%     Sep-00    (1)        3,440     1,404         1,404                    -
Apartments,
East Lansing, Michigan

Vista Hills                            12.50%     Sep-02    (1)        3,775     1,530         1,530                    -
Apartments,
El Paso, Texas

Angeles Partners 16                    12.50%     Jun-97    (1)          -         860           860                    860
California Limited Partnership

Angeles Partners X                     12.75%     Dec-03    (1)          -       1,350           614                    -
California Limited Partnership

                        ANGELES MORTGAGE INVESTMENT TRUST
                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                 FINAL     PERIODIC              FACE        CARRYING      PRINCIPAL AMOUNT OF LOANS
                                    INTEREST    MATURITY   PAYMENT    PRIOR    AMOUNT OF   AMOUNT OF MORT-    SUBJECT TO DELINQUENT
             DESCRIPTION              RATE       DATE       TERMS     LIENS    MORTGAGES    GAGES(2)(3)       PRINCIPAL OR INTEREST
             -----------              ----       ----       -----     -----    ---------    -----------       ---------------------
Promissory Notes Receivable - continued

Fox Crest                             12.50%     Mar-03      (1)       6,682       4,764        4,764                   -
Apartments,
Waukegan, Illinois

Angeles Partners XIV                  12.00%     Feb-98      (1)        -            459          459                   -
California Limited Partnership

Angeles Corporation                    8.50%     Dec-98      (1)        -          6,100        3,450                  -
Los Angeles, California
                                                                    ---------------------------------------------------------------
Total Promissory Notes Receivable                                     21,815      18,542       14,175                1,879
                                                                     -------     -------      -------              -------
Total                                                                $74,601     $47,111       40,345              $11,236
                                                                    =======================               =========================
Unearned loan fees                                                                               (127)
                                                                                           ---------------
                                                                                               40,218
Allowance for estimated losses                                                                (12,100)
                                                                                           ---------------
                                                                                              $28,118
                                                                                           ===============

                        ANGELES MORTGAGE INVESTMENT TRUST
            FOOTNOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1996

(1) Note requires monthly interest only payments through maturity, when the principal balance is due.

(2)      Reconciliation of notes receivable:


Balance at January 1, 1994                             $69,774,000
Additions:
   New mortgage loans                                      283,000
Deductions:
   Principal collections                                (3,599,000)
   Foreclosures                                         (7,100,000)
                                                       -----------

Balance at December 31, 1994                           $59,358,000
Additions:
   New mortgage loans                                    9,001,000
Deductions:
   Principal collections                               (12,310,000)
   Foreclosures                                        (10,680,000)
                                                       -----------

Balance at December 31, 1995                           $45,369,000
Additions:
   New mortgage loans (6)                               15,574,000
Deductions:
   Principal collections (7)                           (16,256,000)
   Foreclosures                                         (4,342,000)
                                                       -----------
Balance at December 31, 1996                           $40,345,000
                                                       ===========

(3) The carrying amount for Federal income tax purposes is approximately $37,875,000.

(4) Note requires monthly interest and principal payments through maturity, when the principal balance is due.

(5) Although loans are noted as delinquent as to principal or interest, these loans are paying debt service to the Trust from cash available from property operations.

(6) Amount includes modified loans in which accrued but unrecorded interest income was recast as principal for the following loans; Lake Arrowhead
         - $9,002,000, Fox Run - $875,000, Fox Crest - $1,764,000, Brittany -
         $291,000, Vista Hills - $230,000, Carriage Hills - $204,000 and
         Waterford - $134,000.

(7) Amount includes the refinancing of the Lake Arrowhead promissory note of $6 million.