Form 10-Q
period 1997-03-31
ANGELES MORTGAGE INVESTMENT TRUST
filed 1997-05-06
CIK 840997

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     TRANSITION PERIOD FROM __________________ TO ____________________


Commission file Number  33-47228
                       ---------------------------------------------------------

                        ANGELES MORTGAGE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

            California                                        95-6890805
  (State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                          Identification No.)

340 North Westlake Boulevard, Suite 230, Westlake Village, California   91362
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code               (805) 449-1335

                                    No Change
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year If Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                         Name of each exchange on
               Class A Shares                               which registered
                                                        American Stock Exchange
--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

AS OF APRIL 30, 1997 ANGELES MORTGAGE INVESTMENT TRUST HAS 2,617,000 CLASS A SHARES OUTSTANDING.


                                Total Pages  12

ANGELES MORTGAGE INVESTMENT TRUST


                                             INDEX

                                                                              Page No.
                                                                              --------
Part I.        Financial Information

    Item 1.    Balance Sheets - March 31, 1997 and December 31, 1996              3

               Statements of Operations - Three Months Ended March 31,
                      1997 and 1996                                               4

               Statements of Stockholders Equity                                  5

               Statements of Cash Flows - Three Months Ended March 31,
                      1997 and 1996                                               6

               Notes to the Financial Statements                                  7

    Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         8

Part II.       Other Information

    Item 1.    Legal Proceedings                                                 11

    Item 6.    Exhibits and Reports on Form 8-K                                  11

                          PART I FINANCIAL INFORMATION

ANGELES MORTGAGE INVESTMENT TRUST
BALANCE SHEETS

                                                                   March 31         December 31
                                                                     1997               1996
                                                                 ------------       ------------
ASSETS
Notes Receivable:
Mortgage notes receivable (primarily due from affiliates)        $ 31,312,000       $ 26,043,000
Promissory notes receivable (primarily due from affiliates)        12,255,000         14,175,000
                                                                 ------------       ------------
                                                                   43,567,000         40,218,000
Less:  Allowances for estimated losses                            (12,100,000)       (12,100,000)
                                                                 ------------       ------------
                                                                   31,467,000         28,118,000
Foreclosed real estate held for sale                                5,070,000          5,070,000
Cash                                                                6,580,000          9,789,000
Accrued interest receivable                                           217,000            174,000
Prepaid expenses and other                                            160,000            224,000
                                                                 ------------       ------------
Total assets                                                     $ 43,494,000       $ 43,375,000
                                                                 ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                $100,000           $287,000
                                                                 ------------       ------------
Total liabilities                                                     100,000            287,000
                                                                 ------------       ------------
Shareholders' equity:
Class A Shares (2,617,000  issued and outstanding,
      $1.00 par value, unlimited shares authorized)                 2,617,000          2,617,000
Class B Shares (1,675,113 issued and outstanding,
     $.01 value, unlimited shares authorized)                          14,000             14,000
Additional paid-in capital                                         50,199,000         50,199,000
Accumulated distributions in excess of cumulative net
    income                                                         (9,436,000)        (9,742,000)
                                                                 ------------       ------------
Total shareholders' equity                                         43,394,000         43,088,000
                                                                 ------------       ------------
Total liabilities and shareholders' equity                       $ 43,494,000       $ 43,375,000
                                                                 ============       ============


    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENT OF OPERATIONS


                                                    THREE MONTHS ENDED
                                                          MARCH 31
                                                 --------------------------
                                                   1997             1996
                                                 ----------      ----------
Revenue:
Interest income                                  $1,168,000      $  718,000
Rental income                                        67,000          66,000
Gain from sale of real estate                          --           184,000
Recovery of bad debt                                   --           186,000
                                                 ----------      ----------
     Total revenue                                1,235,000       1,154,000
                                                 ----------      ----------
Costs and expenses:
Property operating expenses                            --             9,000
General and administrative                          335,000         428,000
Amortization of loan fees                            18,000           6,000
                                                 ----------      ----------
     Total costs and expenses                       353,000         443,000
                                                 ----------      ----------
Net income                                       $  882,000      $  711,000
                                                 ==========      ==========
Net income per Class A Share                          $0.33           $0.25
                                                 ==========      ==========
Cash distributions per Class A Share                  $0.22           $0.10
                                                 ==========      ==========
Weighted average Class A Shares outstanding       2,617,000       2,826,700
                                                 ==========      ==========




    The accompanying notes are an integral part of the financial statements

ANGELES MORTGAGE INVESTMENT TRUST

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                   ACCUMULATED
                                                                                DISTRIBUTIONS IN
                                                                ADDITIONAL          EXCESS OF
                                      CLASS A      CLASS B       PAID-IN          CUMULATIVE NET
                                       SHARES       SHARES       CAPITAL              INCOME            TOTAL
                                   ----------       -------     -----------       -------------       -----------
Balance at December 31, 1996        $2,617,000      $14,000     $50,199,000        ($9,742,000)      $43,088,000
Distributions paid to Class A
  Shareholders                            -            -             -                (576,000)         (576,000)
Net income                                -            -             -                 882,000           882,000
                                   ----------       -------     -----------        -----------       -----------
Balance at March 31, 1997          $2,617,000       $14,000     $50,199,000        ($9,436,000)      $43,394,000
                                   ==========       =======     ===========        ===========       ===========



    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF CASH FLOW


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                  ----------------------------
                                                                     1997              1996
                                                                  ----------       -----------
Cash flows from operating activities:
Net income                                                        $  882,000       $   711,000
 Adjustments to reconcile net income to cash
   flows from operating activities:
  Gain from sale of real estate                                         --            (184,000)
  Recovery of bad debt                                                  --            (186,000)
  Amortization of loan fees                                           18,000             6,000
  Interest income in exchange for notes receivable                  (423,000)             --
  Increase in interest receivable                                    (43,000)           (4,000)
  Decrease in prepaid expenses and other assets                       45,000           233,000
  Increase (decrease) in accounts payable and
     accrued expenses                                               (187,000)           93,000
  Increase (decrease) in unearned loan fee income                     39,000            (6,000)
                                                                  ----------       -----------
       Cash flows provided by (used in) operating activities         331,000           663,000
                                                                  ----------       -----------
Cash flows from investing activities:
   Principal collections of notes receivable                       2,036,000           201,000
   Funding of notes receivable                                    (5,000,000)             --
   Proceeds from sale of real estate                                    --             677,000
   Investment in securities                                             --            (979,000)
   Principal collections of investment securities                       --              49,000
                                                                  ----------       -----------
       Cash flows provided by (used in) investing activities      (2,964,000)          (52,000)
                                                                  ----------       -----------
Cash flows used in financing activities:
   Distributions to Class A Shareholders                            (576,000)         (282,000)
                                                                  ----------       -----------
Increase (decrease) in cash and cash equivalents                  (3,209,000)          329,000

Cash and cash equivalents:
   At beginning of period                                          9,789,000         1,229,000
                                                                  ----------       -----------
   At end of period                                               $6,580,000       $ 1,558,000
                                                                  ==========       ===========
Schedule of noncash investing activities:
Restructuring of past due interest into note receivable           $     --         $   255,000



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

     Operating results for the three-month period ended March 31, 1997 are not indicative of the results that may be expected for the year ending December 31, 1997.

     For further information, refer to the financial statements and notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1996.

Note 2 - The net income per Class A Share was based on 2,617,000 and 2,826,700 weighted average Class A Shares outstanding during the three months ended March 31, 1997 and 1996, respectively, after deduction of the 1% interest for Class B Shares.

Note 3 - The Trust's $5 million line of credit expires April 30, 1997 and requires monthly interest only payments based upon prime plus .75% and a $18,750 commitment fee paid quarterly. During the quarter ended March 31, 1997, the Trust did not draw down on the line of credit. The Trust anticipates that the Bank will renew the line of credit in May 1997, although there can be no assurances that this will occur.

Note 4 - During the quarter ended March 31, 1997 the Trust restructured a first mortgage referred to as LaSalle, on which the Trust had began foreclosure proceedings in 1996. In connection with the related loan modification, the Trust capitalized and recognized as interest income, approximately $409,000 of past due interest, late fees, default interest along with approximately $14,000 of out of pocket costs incurred by the Trust during the foreclosure process. The restructured loan requires monthly interest only payments based upon the stated note rate of 11.5% on the reconstituted loan balance. The Trust also received additional collateral on this loan through a second mortgage on two properties on which the Trust currently holds a first mortgage. The terms of this modification have been agreed to pursuant to a letter agreement with the borrower and the borrower has begun the monthly payment of interest based upon such agreed modification. The executed modification agreement is expected to be completed in May 1997.

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

        In February 1993, the Trust's policy of distributing monthly the Net Cash from operations to its Class A Shareholders was suspended as a result of the failure of the Insignia partnerships and entities affiliated with Angeles to fully service their respective Trust Loan obligations and Angeles' inability to fulfill its guarantee of a minimum annual distribution of $2.00 per Class A Share through May 1994. The Trust announced on December 20, 1995 that it had reduced its bank and other debt to zero and scheduled its first dividend payment in three years to Class A Shareholders of record on January 22, 1996 which was paid on February 13, 1996, in the amount of $0.10 per Class A Share. During the twelve months ended December 31, 1996 the Trust paid total dividends of $0.52 per share to Class A shareholders. In addition, during the first quarter ended March 31, 1996 the Trust paid a quarterly dividend of $0.22 per Class A Share and in March 1997, declared a second quarter dividend of $0.24 per share to shareholders of record on April 14, 1997 and payable on May 5, 1997.

        The Trust's $5 million line of credit with the Bank requires monthly interest only payments based upon prime plus 3/4% and matures April 30, 1997. The line of credit with the Bank allows the Trust to draw on such line to facilitate the foreclosure process on Trust loans. As of December 31, 1996 there was no balance due on the line of credit and during the quarter ended March 31, 1997 the Trust did not draw on the line. The Trust anticipates that the Bank will renew the line of credit in May 1997, although there can be no assurances that this will occur.

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

        In February 1997, the Trust made its first new loan since January 1993, in the amount of $5,000,000 secured by first deeds of trust on three manufactured home parks located in Texas. This new loan requires interest only payments at 8.9% and matures in December 2003. In April 1997, the Trust made a second new loan in the amount of $2,950,000 secured by a first deed of trust on a 628,000 square foot industrial warehouse located in Martinsville, Virginia. This loan requires interest only payments at 11% and matures in April 1998. As of April 30, 1997 the Trust has an outstanding commitment to fund a first mortgage loan in the amount of $1,900,000.

        The Trust's management on a quarterly basis reviews the carrying value of the Trust's Loans and properties held for sale. Generally accepted accounting principles require that the carrying values of a note receivable or property held for sale cannot exceed the lower of its carrying amount or its estimated net realizable value. The estimate of net realizable value is based on management's review and evaluation of the collateral properties as well as recourse provisions included in certain notes receivable. The allowance for loan loss as of March 31, 1997 was approximately $12 million. However, the provision for loss is an estimate which is inherently uncertain and depends on the outcome of future events. The Trust's estimates are based on an analysis of the loan portfolio, composition of the loan portfolio, the value of collateral and current economic conditions.

        As previously announced in a press release on April 3, 1997, the Trust has entered into a non-binding agreement with Insignia to effect a tax-free combination of the Trust and Insignia Properties Trust ("IPT"), an entity 99% owned by Insignia and its affiliates. The proposed transaction contemplates the issuance by the Trust of its Class A shares, at a value of $16.25 per share in exchange for all of the shares of IPT, valued at approximately $190 million. IPT's business consists primarily of acquiring and owning interests in multifamily residential properties through ownership of limited and general partner interests in limited partnerships, which hold such real estate properties. IPT and its affiliated operating limited partnership own an aggregate of from 0.09% to 54.02% of the ownership interests of entities which own, in the aggregate, approximately 195 properties containing approximately 41,827 residential units and approximately 4,673,820 square feet of commercial space. The proposed transaction is contingent upon, among other conditions, satisfactory review of the business, operations, properties and assets of the Trust and IPT, the negotiation of a definitive agreement between the parties and the approval of the proposed transaction by certain governmental authorities and by the trustees and shareholders of the Trust and IPT. As of April 30, 1997, the Trust had begun but had not completed its review of the business, operations, properties and assets of IPT.

        From time to time the Trust has held discussions with other REITs and other entities to consider expanding the Trust's portfolio through a transaction involving the issuance of Trust shares or entering into joint ventures or partnerships which would ultimately result in the issuance in Trust shares.


    Results of Operations

             During the three months ended March 31, 1997 total revenue and interest income increased by approximately 7% and 62%, respectively, when compared to total revenue and interest income for the three months ended March 31, 1996. The increase in interest income of approximately $409,000, results primarily from interest relating to the restructuring of a Trust first mortgage loan referred to as LaSalle. The Trust capitalized into the principal balance of the LaSalle loan the $409,000 of interest income, which included lates fees and default interest, along with approximately $14,000 of other costs and expenses. In addition to this one time recognition of interest income relating to the LaSalle loan for the quarter ended March 31, 1997, other interest income increased by approximately 6%.

             The decrease in general and administrative expenses for the quarter ended March 31, 1997 when compared to the previous quarter for the same period, is due primarily to a reduction of legal fees of approximately $130,000 which the Trust incurred during the quarter ended March 31, 1996. The 1996 legal fees relate primarily to a lawsuit brought against a group of shareholders and individuals who the Trust believes acquired the Trust Class A Shares based on insider information. The decrease in general and administrative expenses for the quarter ended March 31, 1997 when compared to the same period in 1996, are offset by $60,000 paid in 1997 to an investment banking firm relating to the proposed Trust and IPT combination and higher costs relating to general office expenses. Prior to October 1996 the Trust shared its office administrative expenses along with a portion of the salaries of its employees with another trust, Angeles Participating Mortgage Trust. Effective October 1996, the Trust employees no longer provide any services to Angeles Participating Mortgage Trust nor does it operate in the same offices as the Trust. As a result beginning in October 1996 the Trust no longer receives reimbursement of employee salary or general office expenses.

                           PART II. OTHER INFORMATION



Item 1.     Legal Proceedings.

    No significant changes have occurred relating to the lawsuit as reported in the Trust's December 31, 1996 Form 10-K.





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

                                            ANGELES MORTGAGE INVESTMENT TRUST




                                            By  /s/Anna Merguerian
                                               ---------------------------------
                                                Anna Merguerian
                                                Chief Financial Officer





Date:  May 6, 1997