Form 10-Q
period 1997-06-30
ANGELES MORTGAGE INVESTMENT TRUST
filed 1997-08-08
CIK 840997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM____________TO_____________


Commission File Number 1-10202

                        ANGELES MORTGAGE INVESTMENT TRUST
--------------------------------------------------------------------------------
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

                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

AS OF JULY 31, 1997 ANGELES MORTGAGE INVESTMENT TRUST HAS 2,617,000 CLASS A SHARES OUTSTANDING.


                                 Total Pages 13

ANGELES MORTGAGE INVESTMENT TRUST


                                      INDEX

                                                                             Page No.
                                                                             --------
Part I.  Financial Information

         Item 1.  Balance Sheets - June 30, 1997 and December 31, 1996          3

                  Statements of Operations - For the three and six months
                           ended June 30, 1997 and 1996                         4

                  Statement of Stockholders' Equity                             5

                  Statements of Cash Flows - For the six months ended
                           June 30, 1997 and 1996                               6

                  Notes to the Financial Statements                             7

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                  9

Part II. Other Information

         Item 1.  Legal Proceedings                                            12

         Item 6.  Exhibits and Reports on Form 8-K                             12

ANGELES MORTGAGE INVESTMENT TRUST
BALANCE SHEETS


                                                             JUNE 3O        DECEMBER 31
                                                               1997             1996
                                                          ------------      ------------
ASSETS

Notes Receivable
Mortgage notes receivable                                 $ 36,358,000      $ 26,043,000
Promissory notes receivable (primarily due
from affiliates)                                            11,904,000        14,175,000
                                                          ------------      ------------
                                                            48,262,000        40,218,000
Less: Allowances for estimated losses                      (11,760,000)      (12,100,000)
                                                          ------------      ------------

                                                            36,502,000        28,118,000
Foreclosed real estate held for sale                         4,484,000         5,070,000
Cash                                                         2,929,000         9,789,000
Accrued interest receivable                                    309,000           174,000
Prepaid expenses and other assets                              171,000           224,000
                                                          ------------      ------------

Total assets                                              $ 44,395,000      $ 43,375,000
                                                          ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                     $    167,000      $    287,000
                                                          ------------      ------------

Total liabilities                                              167,000           287,000
                                                          ------------      ------------

Shareholders' equity:
Class A Shares (2,617,000 issued and outstanding,
      $1.00 par value, unlimited shares authorized)          2,617,000         2,617,000
Class B Shares (1,675,113 issued and outstanding,
      $.01 value, unlimited shares authorized)                  14,000            14,000
Additional paid-in capital                                  50,199,000        50,199,000
Accumulated distributions in excess of cumulative net
      income                                                (8,602,000)       (9,742,000)
                                                          ------------      ------------
Total shareholders' equity                                  44,228,000        43,088,000
                                                          ------------      ------------
Total liabilities and shareholders' equity                $ 44,395,000      $ 43,375,000
                                                          ============      ============




     The accompanying notes are an integral part of the financial statements

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF OPERATIONS


                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   JUNE 30                          JUNE 30
                                         --------------------------      ----------------------------
                                             1997           1996             1997             1996
                                         -----------    -----------      -----------     ------------
REVENUE:
Interest income                          $1,357,000     $   621,000      $ 2,525,000     $ 1,339,000
Rental income                                32,000          10,000           99,000          76,000
Gain from sale of real property              28,000             -             28,000         184,000
Recovery of bad debts                       341,000             -            341,000         186,000
                                         ----------     -----------      -----------     -----------

    Total revenue                         1,758,000         631,000        2,993,000       1,785,000
                                         ----------     -----------      -----------     -----------

COSTS AND EXPENSES:
Property operating expenses                     -            54,000              -            63,000
Legal fees                                  136,000        (617,000)         196,000        (426,000)
General and administrative                  147,000         154,000          422,000         391,000
Amortization                                 13,000           7,000           31,000          13,000
                                         ----------     -----------      -----------     -----------

    Total costs and expenses                296,000        (402,000)         649,000          41,000
                                         ----------     -----------      -----------     -----------

NET INCOME                               $1,462,000     $ 1,033,000      $ 2,344,000     $ 1,744,000
                                         ==========     ===========      ===========     ===========

NET INCOME PER CLASS A SHARE             $     0.55     $      0.37      $      0.89     $      0.62
                                         ==========     ===========      ===========     ===========

CASH DISTRIBUTIONS PER CLASS A SHARE     $     0.24     $      0.12      $      0.46     $      0.22
                                         ==========     ===========      ===========     ===========

WEIGHTED AVERAGE CLASS A SHARES
    OUTSTANDING                           2,617,000       2,756,800        2,617,000       2,791,750
                                         ==========     ===========      ===========     ===========

    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                               ACCUMULATED
                                                                                             DISTRIBUTIONS IN
                                                                               ADDITIONAL       EXCESS OF
                                                CLASS A        CLASS B          PAID-IN       CUMULATIVE NET
                                                SHARES         SHARES           CAPITAL           INCOME            TOTAL
                                                ------         ------          ----------    ----------------       -----
Balance at December 31, 1996                  $2,617,000        $14,000      $ 50,199,000      ($ 9,742,000)     $ 43,088,000
Distributions paid to Class A Shareholders           -              -                -           (1,204,000)       (1,204,000)
Net income                                           -              -                -            2,344,000         2,344,000
                                              ----------        -------      ------------      ------------      ------------
Balance at June 30, 1997                      $2,617,000        $14,000      $ 50,199,000      ($ 8,602,000)     $ 44,228,000
                                              ==========        =======      ============      ============      ============

    The accompanying notes are an integral part of the financial statements

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF CASH FLOW

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30
                                                                ----------------------------
                                                                    1997            1996
                                                                -----------      -----------
Cash flows from operating activities:
Net income                                                      $ 2,344,000      $ 1,744,000
  Adjustments to reconcile net income to cash
  flows from operating activities:
  Gain from sale of real estate                                     (28,000)        (184,000)
  Recovery of bad debt                                             (341,000)        (186,000)
  Interest income in exchange for notes receivable                 (864,000)             -
  Amortization of loan fees                                          31,000           13,000
  Decrease (increase) in interest receivable                       (135,000)          99,000
  Decrease in prepaid expenses and other assets                      24,000          259,000
  Decrease in accounts payable and
    accrued expenses                                               (120,000)         (57,000)
  Increase (decrease) in unearned loan fee income                    66,000          (18,000)
                                                                -----------      -----------
    Cash flows from operating activities                            977,000        1,670,000
                                                                -----------      -----------
Cash flows from investing activities:
  Funding of notes receivable                                    (9,850,000)          (4,000)
  Principal collections of notes receivable                       2,604,000          425,000
  Proceeds from sale of real property                               613,000          607,000
  Investment in securities                                              -           (979,000)
  Principal collections of investment securities                        -            979,000
                                                                -----------      -----------

    Cash flows from investing activities                         (6,633,000)       1,028,000
                                                                -----------      -----------
Cash flows from financing activities:
  Draw on bank line of credit                                           -            430,000
  Repayment of bank line of credit                                      -           (430,000)
  Purchase of Class A Shares                                            -         (1,730,000)
  Distributions to Class A Shareholders                          (1,204,000)        (622,000)
                                                                -----------      -----------
    Cash flows used in financing activities                      (1,204,000)      (2,352,000)
                                                                -----------      -----------

Increase (decrease) in cash and cash equivalents                 (6,860,000)         346,000

Cash and cash equivalents
  At beginning of period                                          9,789,000        1,229,000
                                                                -----------      -----------
  At end of period                                              $ 2,929,000      $ 1,575,000
                                                                ===========      ===========
Schedule of noncash financing and investing activities:

Carrying value of real estate acquired in satisfaction of
  notes receivable with carrying values of $1,877,000                $  -        $ 2,019,000
Recast past due interest into principal on notes receivable             -          2,454,000
Note receivable received via lawsuit settlement                         -             75,000



    The accompanying notes are an integral part of the financial statements.

                          PART I. FINANCIAL INFORMATION


ANGELES MORTGAGE INVESTMENT TRUST
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - The accompanying financial statements have not been audited by independent certified accountants, but in the opinion of management, all of the adjustments necessary to present fairly the financial position of Angeles Mortgage Investment Trust (the "Trust") and the results of its operations and its cash flows at the dates and for the periods indicated have been included. Certain prior year amounts have been reclassified to conform to current year classifications.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements.

         Operating results for the three and six month periods ended June 30, 1997 are not indicative of the results that may be expected for the year ending December 31, 1997.

         For further information, refer to the financial statements and notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - The net income per Class A Share was based on 2,617,000 and 2,756,800 weighted average Class A Shares outstanding during the three months ended June 30, 1997 and 1996, respectively and 2,617,000 and 2,791,750 weighted average Class A Shares outstanding during the six months ended June 30, 1997 and 1996, respectively, after deduction of the 1% interest for Class B Shares.


NOTE 3 - In May 1997 the Trust's $5 million line of credit was renewed through October 1997 with the ability to extend the line of credit through April 1998 at the Trust's option. The line of credit requires monthly interest only payments based upon prime plus 1/2% and a $12,500 commitment fee paid quarterly. During the three and six months ended June 30, 1997, the Trust did not draw on the line of credit.


NOTE 4 - During the second quarter ended June 30, 1997, the Trust recorded $340,500 recovery of bad debt which represents proceeds received from the loan referred to by the Trust as "Northprior," for which an allowance for estimated loss had been established. The Trust may receive additional proceeds from the Northprior loan from excess amounts, if any, held in an escrow account to remediate environmental problems at the property.


NOTE 5 - In June 1996, the Trust obtained through foreclosure a 57% joint venture interest in a 160-acre parcel of land in Ocala, Florida. The property was collateral for a Trust loan in the amount of $1,050,000, referred to as "Rolling Greens." The Trust did not recognize any loss on the foreclosure as a reserve of $465,000 had been previously provided. The property was sold in June 1997, for $1,175,000, of which $672,000 of the sale price represented the Trusts 57% joint venture interest in the property. The Trust received net cash proceeds of approximately $613,000 realizing a $28,000 gain on the sale.


NOTE 6 - During the quarter ended June 30, 1997, the Trust restructured the first and second mortgage loans it holds on three properties known as Hospitality Inns (three separate properties and locations). All six mortgages had matured in October 1996; however, the borrowers have maintained the monthly debt service current through the effective date of the restructuring of the loans, April 30, 1997. The loan modifications for each property provided that the first and second mortgages be combined into one first mortgage loan. In addition to combining the first and second mortgages on each property, the Trust also capitalized and recognized as interest income, a total of approximately $440,000 of accrued interest and late fees for all three loans. Each restructured loan requires monthly principal and interest based upon the stated note rate of 11% for two of the loans and 11.25% for the third loan on the reconstituted loan balance, with principal paid based on a 30 year amortization. The current monthly debt service the Trust receives from this restructuring is $50,000. The Trust also received a one-point loan fee in conjunction with the loan restructuring totaling approximately $52,000.


NOTE 7 - On July 21, 1997, the Trust announced that it had executed a definitive merger agreement to merge with Insignia Properties Trust ("IPT"), a REIT majority owned by Insignia Financial Group, Inc., and its affiliates. The definitive agreement provides that each Trust Class A share will be valued at $16.25 per share and exchanged for 1.625 shares of IPT Common Stock valued at $10.00 per share. The exchange ratio will be adjusted to reflect dividends and earnings of the respective trusts from December 31, 1996 through the closing of the transaction. The proposed transaction is contingent upon, among other conditions, the Trust's receipt of a fairness opinion and the approval of the proposed transaction by certain governmental authorities and by the shareholders of the Trust and IPT.

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

         In February 1993, the Trust's policy of distributing monthly the Net Cash from operations to its Class A Shareholders was suspended as a result of the failure of the Insignia partnerships and entities affiliated with Angeles to fully service their respective Trust Loan obligations and Angeles' inability to fulfill its guarantee of a minimum annual distribution of $2.00 per Class A Share through May 1994. The Trust announced on December 20, 1995 that it had reduced its bank and other debt to zero and scheduled its first dividend payment in three years to Class A Shareholders of record on January 22, 1996 which was paid on February 13, 1996, in the amount of $0.10 per Class A Share. During the twelve months ended December 31, 1996 the Trust paid total dividends of $0.52 per share to Class A shareholders. A second quarter dividend of $0.24 per Class A Share was paid on May 5, 1997, to shareholders of record on April 14, 1997. In addition, during the second quarter ended June 30, 1997 the Trust declared a third quarter dividend of $0.27 per Class A share to shareholders of record on July 14, 1997 and payable on August 5, 1997.

         In May 1997, the Trust's $5 million line of credit with the Bank was renewed through October 1997, with the ability to renew for an additional six months to April 1998 at the Trust's option. The line of credit with the Bank allows the Trust to draw on such line to facilitate the foreclosure process on Trust loans. The line of credit requires monthly interest only payments based upon prime plus 1/2% and a $12,500 commitment fee paid quarterly. During the six month period ended June 30, 1997, the Trust did not draw on the line of credit.

         The Trust's liquidity is dependent upon its borrowers having sufficient cash to pay interest and principal payments as they become due. In February 1993, a significant number of the Insignia Partnerships failed to service their debt obligations under the Trust Loans. The Trust has since completed the process of restructuring the majority of the Trust Loans. The restructured loan terms typically include a reduction in the interest pay rate, an extension of the loan term, payment of at least net cash flow from the operation of the relevant property on a current basis and a modest increase in the principal balance of the loan as consideration for the modification.

         In February 1997, the Trust made its first new loan since January 1993, in the amount of $5,000,000 secured by first deeds of trust on three manufactured home parks located in Texas. This new loan requires interest only payments at 8.9% and matures in December 2003. In April 1997, the Trust made a second new loan in the amount of $2,950,000 secured by a first deed of trust on a 628,000 square foot industrial warehouse located in Martinsville, Virginia. This loan requires interest only payments at 11% and matures in April 1998. In June 1997 the Trust made a new loan in the amount of $1,900,000 secured by a first deed of trust on four manufactured home parks located in Wyoming. This new loan requires interest only payments at 9.07% and matures in December 2003.

         The Trust's management, on a quarterly basis, reviews the carrying value of the Trust's Loans and properties held for sale. Generally accepted accounting principles require that the carrying values of a note receivable or property held for sale cannot exceed the lower of its carrying amount or its estimated net realizable value. The estimate of net realizable value is based on management's review and evaluation of the collateral properties as well as recourse provisions included in certain notes receivable. The allowance for loan loss as of June 30, 1997 was approximately $12 million. However, the provision for loss is an estimate which is inherently uncertain and depends on the outcome of future events. The Trust's estimates are based on an analysis of the loan portfolio, composition of the loan portfolio, the value of collateral and current economic conditions.

         The Trust believes that its current cash flow from operations is sufficient to provide for payment of its operating costs and provide for distributions to shareholders.

         As previously announced in a press release on July 21, 1997, the Trust has executed a definitive merger agreement to merge with Insignia Properties Trust ("IPT"), a REIT majority owned by Insignia and its affiliates. The definitive agreement provides that each Trust Class A share will be valued at $16.25 per share and exchanged for 1.625 shares of IPT Common Stock valued at $10.00 per share. The exchange ratio will be adjusted to reflect dividends and earnings of the respective trusts from December 31, 1996 through the closing of the transaction. The proposed transaction is contingent upon, among other conditions, the Trust's receipt of a fairness opinion and the approval of the proposed transaction by certain governmental authorities and by the shareholders of the Trust and IPT. IPT's business consists primarily of acquiring and owning interests in multifamily residential properties through ownership of limited and general partner interests in limited partnerships, which hold such real estate properties. IPT and its affiliated operating limited partnership own an aggregate of from 1% to 54% of the ownership interests of entities which own, in the aggregate, approximately 195 properties containing approximately 41,800 residential units and approximately 4,673,000 square feet of commercial space.


RESULTS OF OPERATIONS

         Interest income for the three and six months ended June 30, 1997 increased significantly when compared to the same periods ending in 1996. Such increase is primarily due to the restructuring of the three Hospitality Inn second mortgage loans, which occurred in April 1997 and the LaSalle loan which was effective in February 1997. Upon modifying these loans the Trust capitalized into principal accrued interest and late fees of approximately $440,000 relating to the three Hospitality Inn second mortgage loans, during the quarter ended June 30,

1997, and $409,000 for the LaSalle loan during the first quarter ended
March 31, 1997. In addition, interest income has increased significantly in 1997 due to previously modified loans which are now paying debt service either at the stated interest rate or on a cash flow basis and newly funded loans during the six months ended June 30, 1997 in the amount of $9,850,000. Funds for such new loans came from the repayment of non-performing loans and loans paying at a lower rate of interest and from the sale of a property obtained through foreclosure. Rental income increased for the three and six months ended June 30, 1997 when compared to the same periods in 1996 due to improved occupancies.

         The Trust recognized additional income for the three months ended June 30, 1997 relating to recovery of bad debt. During the three months ended June 30, 1997, the Trust received a partial principal repayment of $340,500 on a loan for which an allowance for estimated loss has been previously provided. In addition during the three months ended June 30, 1997, the Trust recognized a gain from the sale of its joint venture interest in the Rolling Greens property in the amount of $28,000.

         The increase in legal fee expenses for the three months ended June 30, 1997 when compared to the previous same period, is due to the settlement in June 1996 of the State and Federal claims the Trust brought against others relating to the use of non-public information by a group of investors. In conjunction with this settlement, the Trust offset $764,000 in settlement proceeds against legal expenses in June 1996.

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

                                  ANGELES MORTGAGE INVESTMENT TRUST



                                  By   /s/ Anna Merguerian
                                    -------------------------------------
                                       Anna Merguerian
                                       Chief Financial Officer





Date:  August 6, 1997