Form 10-Q
period 1997-09-30
ANGELES MORTGAGE INVESTMENT TRUST
filed 1997-10-31
CIK 840997

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        _________________________ TO ________________________________

Commission file Number                1-10202
                      ------------------------------------

                        ANGELES MORTGAGE INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                                   95-6890805
     -------------------------------                      -------------
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                     Identification No.)

340 North Westlake Boulevard, Suite 230, Westlake Village, California    91362
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code        (805) 449-1335
                                                  ----------------------------

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

                                 [X] Yes [ ] No



AS OF OCTOBER 31, 1997 ANGELES MORTGAGE INVESTMENT TRUST HAS 2,617,000 CLASS A SHARES OUTSTANDING.



                                 Total Pages 14

ANGELES MORTGAGE INVESTMENT TRUST


                                      INDEX

                                                                                                Page No.
                                                                                                --------
Part I.           Financial Information

     Item I.      Balance Sheets - September 30, 1997 and December 31, 1996                         3

                  Statements of Operations - for the three and nine months ended
                           September 30, 1997 and 1996                                              4

                  Statement of Shareholders Equity - for the nine months ended
                           September 30, 1997                                                       5

                  Statements of Cash Flows - for the nine months ended September 30,
                           1997 and 1996                                                            6

                  Notes to the Financial Statements                                                 7

     Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                      9

Part II.          Other Information

     Item 1.      Legal Proceedings                                                                12

     Item 6.      Exhibits and Reports on Form 8-K                                                 13

ITEM 1.  FINANCIAL STATEMENTS
ANGELES MORTGAGE INVESTMENT TRUST
BALANCE SHEETS

                                                              SEPTEMBER 30       DECEMBER 31
                                                                 1997                1996
                                                              ------------       ------------
ASSETS
Notes Receivable
 Mortgage notes receivable                                    $ 36,314,000       $ 26,043,000
 Promissory notes receivable (primarily from affiliates)        10,221,000         14,175,000
                                                              ------------       ------------
                                                                46,535,000         40,218,000
Less:  Allowances for estimated losses                         (11,760,000)       (12,100,000)
                                                              ------------       ------------
                                                                34,775,000         28,118,000

Foreclosed real estate held for sale                             4,484,000          5,070,000
Cash                                                             4,730,000          9,789,000
Accrued interest receivable                                        330,000            174,000
Prepaid expenses and other assets, net                             134,000            224,000
                                                              ------------       ------------

Total assets                                                  $ 44,453,000       $ 43,375,000
                                                              ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                         $    153,000       $    287,000
                                                              ------------       ------------

Total liabilities                                                  153,000            287,000
                                                              ------------       ------------

Shareholders' equity:
Class A Shares (2,617,000 issued and outstanding,
     $1.00 par value, unlimited shares authorized)               2,617,000          2,617,000
Class B Shares (1,675,113 issued and outstanding,
     $.01 value, unlimited shares authorized)                       14,000             14,000
Additional paid-in capital                                      50,199,000         50,199,000
Accumulated distributions in excess of cumulative net
   income                                                       (8,530,000)        (9,742,000)
                                                              ------------       ------------
Total shareholders' equity                                      44,300,000         43,088,000
                                                              ------------       ------------

Total liabilities and shareholders' equity                    $ 44,453,000       $ 43,375,000
                                                              ============       ============


    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENT OF OPERATIONS


                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30                   SEPTEMBER 30
                                          --------------------------      ---------------------------
                                            1997             1996           1997             1996
                                          ----------      ----------      ----------      -----------
REVENUE:
Interest income                           $  971,000      $  738,000      $3,496,000      $ 2,077,000
Rental income                                117,000         140,000         217,000          216,000
Gain from sale of real property                    -               -          28,000          184,000
Recovery of bad debts                              -               -         341,000          186,000
                                          ----------      ----------      ----------      -----------

     Total revenue                         1,088,000         878,000       4,082,000        2,663,000
                                          ----------      ----------      ----------      -----------

COSTS AND EXPENSES:
Property operations                                -          74,000               -          137,000
Legal fees                                   114,000          44,000         311,000         (382,000)
General and administrative                   177,000         179,000         599,000          570,000
Amortization                                  19,000          19,000          50,000           32,000
                                          ----------      ----------      ----------      -----------

     Total costs and expenses                310,000         316,000         960,000          357,000
                                          ----------      ----------      ----------      -----------


NET INCOME                                $  778,000      $  562,000      $3,122,000      $ 2,306,000
                                          ==========      ==========      ==========      ===========



NET INCOME PER CLASS A SHARE              $     0.29      $     0.21      $     1.18      $      0.84
                                          ==========      ==========      ==========      ===========

CASH DISTRIBUTIONS PER CLASS A SHARE      $     0.27      $     0.14      $     0.73      $      0.36
                                          ==========      ==========      ==========      ===========

WEIGHTED AVERAGE CLASS A SHARES
      OUTSTANDING                          2,617,000       2,617,000       2,617,000        2,733,500
                                          ==========      ==========      ==========      ===========


    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                ACCUMULATED
                                                                              DISTRIBUTIONS IN
                                                                ADDITIONAL       EXCESS OF
                                     CLASS A       CLASS B       PAID-IN       CUMULATIVE NET
                                     SHARES        SHARES        CAPTIAL           INCOME             TOTAL
                                   ----------      -------      -----------      -----------       ------------
Balance at December 31, 1996       $2,617,000      $14,000      $50,199,000      ($9,742,000)      $ 43,088,000
Distributions paid to Class A
  Shareholders                              -            -                -       (1,910,000)        (1,910,000)
Net income                                  -            -                -        3,122,000          3,122,000
                                   ----------      -------      -----------      -----------       ------------

Balance at September 30, 1997      $2,617,000      $14,000      $50,199,000      ($8,530,000)      $ 44,300,000
                                   ==========      =======      ===========      ===========       ============


    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF CASH FLOW

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                 -----------------------------
                                                                    1997              1996
                                                                 -----------       -----------
Cash flows from operating activities:
Net income                                                       $ 3,122,000       $ 2,306,000
 Adjustments to reconcile net income to cash
  flows from operating activities:
   Gain from sale of real estate                                     (28,000)         (184,000)
   Recovery of bad debt                                             (341,000)         (186,000)
   Interest income in exchange for notes receivable                 (864,000)                -
   Amortization of loan fees                                          50,000            32,000
   Decrease (increase) in interest receivable                       (156,000)            1,000
   Decrease in prepaid expenses and other assets                      42,000           135,000
   Decrease in accounts payable and accrued expenses                (134,000)          (42,000)
   Increase (decrease) in unearned loan fee income                    96,000            (9,000)
                                                                 -----------       -----------

       Cash flows from operating activities                        1,787,000         2,053,000
                                                                 -----------       -----------

Cash flows from investing activities:
   Funding of notes receivable                                    (9,850,000)           (4,000)
   Principal collections of notes receivable                       4,301,000         1,894,000
   Proceeds from sale of real property                               613,000           736,000
   Investment in securities                                                -          (979,000)
   Principal collections of investment securities                          -           979,000
                                                                 -----------       -----------

       Cash flows from investing activities                       (4,936,000)        2,626,000
                                                                 -----------       -----------

Cash flows from financing activities:
   Draw on bank line of credit                                             -           430,000
   Repayment of bank line of credit                                        -          (430,000)
   Purchase of Class A Shares                                              -        (1,730,000)
   Distributions to Class A Shareholders                          (1,910,000)         (988,000)
                                                                 -----------       -----------

       Cash flows used in financing activities                    (1,910,000)       (2,718,000)
                                                                 -----------       -----------

Increase (decrease) in cash and cash equivalents                  (5,059,000)        1,961,000

Cash and cash equivalents
   At beginning of period                                          9,789,000         1,229,000
                                                                 -----------       -----------

   At end of period                                              $ 4,730,000       $ 3,190,000
                                                                 ===========       ===========

Schedule of noncash financing and investing activities:
Carrying value of real estate in satisfaction of notes
  receivable with carrying values of $3,068,000                  $         -       $ 3,210,000
Recast past due interest into principal on notes receivable                -         2,454,000
Note receivable from lawsuit settlement                                    -            75,000


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

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

      For further information, refer to the financial statements and notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - The net income per Class A Share was based on 2,617,000 weighted average Class A Shares outstanding during the three months ended September 30, 1997 and 1996 and 2,617,000 and 2,733,500 weighted average Class A Shares outstanding during the nine months ended September 30, 1997 and 1996, respectively, after deduction of the 1% interest for Class B Shares.


NOTE 3 - In May 1997 the Trust's $5 million line of credit was renewed through October 1997 with the ability to extend the line of credit through April 1998 at the Trust's option. As of October 31, 1997 the Trust exercised such option, with the requirement to pay an additional $12,500 commitment fee paid quarterly. The line of credit requires monthly interest only payments based upon prime plus 1/2% and a $12,500 commitment fee paid quarterly. During the three and nine months ended September 30, 1997, the Trust did not draw on the line of credit.


NOTE 4 - On July 21, 1997, the Trust announced that it had executed a definitive merger agreement to merge with Insignia Properties Trust ("IPT"), a REIT majority owned by Insignia Financial Group, Inc., and its affiliates. The definitive agreement provides that each Trust Class A share will be valued at $16.25 per share and exchanged for 1.625 shares of IPT Common Stock valued at $10.00 per share. The exchange ratio will be adjusted to reflect dividends and earnings of the respective trusts from December 31, 1996 through the closing of the transaction. The proposed transaction is contingent upon, among other conditions, the Trust's receipt of a fairness opinion and the approval of the proposed transaction by certain governmental authorities and by the shareholders of the Trust and IPT.

NOTE 5 - In October 1997 and previously in April 1996, the Trust foreclosed on a 40 and an adjacent 200-acre parcel of land, respectively, in Ellenton, Florida. The Trust held a first trust deed in the amount of $1,572,000 on the 200 acres and had recourse, through provisions on the mortgage note, allowing for the foreclosure on the adjacent 40 acres. In conjunction with the foreclosures, the Trust incurred approximately $177,000 in expenses, which have been capitalized into the cost of the property. The Trust did not recognize any income or loss from such foreclosures.


NOTE 6 - During the quarter ended September 30, 1997, one Trust loan prepaid the total outstanding principal balance of $589,000 and another loan made a substantial principal repayment in the amount of $1,100,000. These two loans are referred to by the Trust as Angeles Partners X and Angeles Corporation, respectively. In addition, subsequent to September 30, 1997 the Trust received a full prepayment on the loan referred to by the Trust as LaSalle, in the amount of $1,334,000.

      As of October 31, 1997 the Trust has signed and proposed commitments to fund approximately $5 million of new loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

      The Trust has invested in loans (the "Trust Loans") which prior to December 1996 were made principally to partnerships that were affiliated with Angeles Corporation ("Angeles"), parent company to the Trust's prior advisor, Angeles Funding Corporation (the "Advisor" or "AFC"), but the majority of which are now controlled by Insignia Financial Group, Inc. ("Insignia").

      In February 1993, the Trust's policy of distributing monthly the Net Cash from operations to its Class A Shareholders was suspended as a result of the failure of the Insignia partnerships and entities affiliated with Angeles to fully service their respective Trust Loan obligations and Angeles' inability to fulfill its guarantee of a minimum annual distribution of $2.00 per Class A Share through May 1994. The Trust announced on December 20, 1995 that it had reduced its bank and other debt to zero and scheduled its first dividend payment in three years to Class A Shareholders of record on January 22, 1996 which was paid on February 13, 1996, in the amount of $0.10 per Class A Share. During the twelve months ended December 31, 1996 the Trust paid total dividends of $0.52 per share to Class A shareholders. During the nine months ended September 30, 1997 the Trust has paid total dividends of $0.73 per share to Class A shareholders. In addition, during the third quarter ended September 30, 1997 the Trust declared a fourth quarter dividend of $0.30 per Class A share to shareholders of record on October 14, 1997 and payable on November 5, 1997.

      In May 1997, the Trust's $5 million line of credit with the Bank was renewed through October 1997, with the ability to renew for an additional six months to April 1998 at the Trust's option. The line of credit with the Bank allows the Trust to draw on such line to facilitate the foreclosure process on Trust loans. The line of credit requires monthly interest only payments based upon prime plus 1/2% and a $12,500 commitment fee paid quarterly. In October 1997 the Trust exercised its option to renew the line of credit through April 1998 upon payment of an additional $12,500 commitment fee to be paid quarterly. During the nine month period ended September 30, 1997, the Trust did not draw on the line of credit.

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

      The Trust's management, on a quarterly basis, reviews the carrying value of the Trust's Loans and properties held for sale. Generally accepted accounting principles require that the carrying values of a note receivable or property held for sale cannot exceed the lower of its carrying amount or its estimated net realizable value. The estimate of net realizable value is based on management's review and evaluation of the collateral properties as well as recourse provisions included in certain notes receivable. The allowance for loan loss as of September 30, 1997 was approximately $12 million. However, the provision for loss is an estimate which is inherently uncertain and depends on the outcome of future events. The Trust's estimates are based on an analysis of the loan portfolio, composition of the loan portfolio, the value of collateral and current economic conditions.

      The Trust believes that its current cash flow from operations is sufficient to provide for payment of its operating costs and provide for distributions to shareholders.

      As previously announced in a press release on July 21, 1997, the Trust has executed a definitive merger agreement to merge with Insignia Properties Trust ("IPT"), a REIT majority owned by Insignia and its affiliates. The definitive agreement provides that each Trust Class A share will be valued at $16.25 per share and exchanged for 1.625 shares of IPT Common Stock valued at $10.00 per share. The exchange ratio will be adjusted to reflect dividends and earnings of the respective trusts from December 31, 1996 through the closing of the transaction. The proposed transaction is contingent upon, among other conditions, the Trust's receipt of a fairness opinion and the approval of the proposed transaction by certain governmental authorities and by the shareholders of the Trust and IPT. IPT's business consists primarily of acquiring and owning interests in multifamily residential properties through ownership of limited and general partner interests in limited partnerships, which hold such real estate properties. IPT and its affiliated operating limited partnership own an aggregate of from 1% to 54% of the ownership interests of entities which own, in the aggregate, approximately 184 properties containing approximately 42,000 residential apartment units and approximately 4.2 million square feet of commercial space.

      During the quarter ended September 30, 1997, one Trust loan prepaid the total outstanding principal balance of $589,000 and another loan made a substantial principal repayment in the amount of $1,100,000. These two loans are referred to by the Trust as Angeles Partners X and Angeles Corporation, respectively. In addition, subsequent to September 30, 1997 the Trust received a full prepayment on the loan referred to by the Trust as LaSalle, in the amount of $1,334,000.

      As of October 31, 1997 the Trust has signed and proposed commitments to fund approximately $5 million of new loans.

         In October 1997 and previously in April 1996, the Trust foreclosed on a 40 and an adjacent 200-acre parcel of land, respectively, in Ellenton, Florida. The Trust held a first trust deed in the amount of $1,572,000 on the 200 acres and had recourse, through provisions on the mortgage note, allowing for the foreclosure on the adjacent 40 acres. In conjunction with the foreclosures, the Trust incurred approximately $177,000 in expenses, which have been capitalized into the cost of the property. The Trust did not recognize any income or loss from such foreclosures.

RESULTS OF OPERATIONS

         Interest income for the three and nine months ended September 30, 1997 increased significantly when compared to the same periods ending in 1996. Such increase is primarily due to the restructuring of the three Hospitality Inn second mortgage loans, which occurred in April 1997 and the LaSalle loan which was effective in February 1997. Upon modifying these loans the Trust capitalized into principal accrued interest and late fees of approximately $440,000 relating to the three Hospitality Inn second mortgage loans, during the quarter ended June 30, 1997, and $409,000 for the LaSalle loan during the first quarter ended March 31, 1997. In addition, interest income has increased significantly in 1997 due to previously modified loans which are now paying debt service either at the stated interest rate or on a cash flow basis and newly funded loans during the six months ended June 30, 1997 in the amount of $9,850,000. Funds for such new loans came from the repayment of non-performing loans and loans paying at a lower rate of interest and from the sale of a property obtained through foreclosure.

                  The Trust recognized additional income for the nine months ended September 30, 1997 relating to recovery of bad debt. During the three months ended June 30, 1997, the Trust received a partial principal repayment of $340,500 on a loan for which an allowance for estimated loss has been previously provided. In addition during the three months ended June 30, 1997, the Trust recognized a gain from the sale of its joint venture interest in the Rolling Greens property in the amount of $28,000.

                  The increase in legal fee expenses for the nine months ended September 30, 1997 when compared to the previous same period, is due to the settlement in June 1996 of the State and Federal claims the Trust brought against others relating to the use of non-public information by a group of investors. In conjunction with this settlement, the Trust offset $764,000 in settlement proceeds against legal expenses in June 1996. In addition during the three and nine months ended September 30, 1997 the Trust has incurred legal expenses defending itself against a malicious prosecution case brought against the Trust by one of the defendants in the State and Federal insider trading claims described above. In October 1997 the malicious prosecution case was dismissed in favor of the Trust on summary judgement.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

THE TRUST, AS A PLAINTIFF, SETTLED THE FOLLOWING LAWSUITS IN 1996:

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

THE TRUST AS A DEFENDANT:

               On December 23, 1996, the Trust, Katten Muchin & Zavis ("Katten"), and Katten partner David Bass ("Bass") were sued in Los Angeles County Superior Court by Jules Kirsch (Jules P. Kirsch v. Angeles Mortgage Investment Trust, et al., Case No. BC 162 914). In this action, Kirsch alleges malicious prosecution by the Trust and its attorneys of insider trading claims against Jules Kirsch, which claims in July 1996 were terminated against Jules Kirsch (as described above). Kirsch alleges various damages in an unspecified amount. On October 20, 1997, summary judgment was granted in favor of the Trust, Katten, and Bass and against Kirsch on all claims in the malicious prosecution action. Formal judgment in defendants' favor is expected to be entered within sixty (60) days hereof. Kirsch's counsel has stated that Kirsch will seek to appeal the summary judgment ruling.

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


Date:  October 31, 1997