Form 10-K405
period 1997-12-31
ANGELES MORTGAGE INVESTMENT TRUST
filed 1998-02-27
CIK 840997

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ______________ to ______________

                           Commission File No. 1-10202

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Class A Shares held by non-affiliates, based upon a closing price of $18.50 on February 9, 1998, was approximately $46,235,000.

As of February 9, 1998 there were 2,617,000 shares of Angeles Mortgage Investment Trust Class A, $1.00 par value outstanding and 1,675,113 shares of Angeles Mortgage Investment Trust Class B, $0.01 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
      (1) PRELIMINARY PROXY STATEMENT TO BE SENT TO SHAREHOLDERS MID-1998.

                                 Total Pages 51



                                      TABLE OF CONTENTS

PART I.......................................................................3

ITEM 1.     BUSINESS.........................................................3
  Management and Employees...................................................5
  Competition................................................................6
  Investment Policy..........................................................6
ITEM 2.     PROPERTIES.......................................................7
ITEM 3.     LEGAL PROCEEDINGS................................................8
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............8

PART II......................................................................9

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS......................................9
  General Matters............................................................9
ITEM 6.     SELECTED FINANCIAL DATA.........................................11
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................12
  General...................................................................12
  Fiscal year 1997 compared to 1996.........................................12
  Fiscal year 1996 compared to 1995.........................................13
  Liquidity and Capital Resources...........................................14
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................18
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING  AND FINANCIAL DISCLOSURES...........................35

PART III....................................................................36

ITEM 10.    TRUSTEES AND EXECUTIVE OFFICERS.................................36
  Information Regarding the Board of Trustees and Its Committees............37
ITEM 11.    EXECUTIVE COMPENSATION..........................................38
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT..................................................39
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................41

PART IV.....................................................................42

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND
            REPORTS ON FORM 8-K.............................................42

                                     Part I

ITEM 1         BUSINESS

        Angeles Mortgage Investment Trust ("AMIT" or the "Trust") is an unincorporated California business trust which was organized to qualify as a REIT for federal income tax purposes. AMIT was originally organized as a publicly held limited partnership that began offering limited partnership units on August 18, 1986 and commenced operations on July 9, 1987. In January 1989, the holders of a majority of the limited partnership units elected to transfer all of the partnership's assets to AMIT. Presently AMIT's capital structure consists of 2,617,000 outstanding AMIT Class A Shares and 1,675,113 outstanding AMIT Class B Shares. The AMIT Class A Shares are registered under the Exchange Act and listed on the American Stock Exchange under the symbol "ANM". Each AMIT Class A Share and each AMIT Class B Share is entitled to one vote with respect to all matters put before AMIT's shareholders.

        Angeles Funding Corporation ("AFC"), a wholly owned subsidiary of Angeles Corporation ("Angeles") served as advisor to AMIT until February 1993. Through AFC, AMIT had invested in various types of intermediate-term real estate loans (the "AMIT Loans"). Prior to December 1996, the majority of the AMIT Loans were made to partnerships that were once controlled by Angeles and are now controlled by Insignia Financial Group, Inc., a Delaware corporation, which through MAE GP, its affiliate, holds the Trust's Class B Shares, (Insignia Financial Group, Inc. and its affiliates are collectively referred to as "Insignia" in this document). These partnerships include private and public real estate limited partnerships which were formed to acquire, own and operate income-producing real properties. As of December 31, 1997, there were 23 AMIT Loans outstanding, with an aggregate portfolio balance of approximately $37 million, net of loan loss reserves, and AMIT owned as a result of foreclosures or receipt of deeds in lieu of foreclosure on certain assets securing certain AMIT Loans approximately $4.5 million of real property. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of AMIT."

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

        Beginning in February 1993, AMIT faced significant liquidity problems caused by (i) the failure of a significant number of the obligors of the AMIT Loans (primarily partnerships controlled by MAE) to fully service outstanding debt obligations under their respective AMIT Loans, and (ii) Angeles' inability to fully service its debt obligations under its promissory note payable to AMIT or perform its other obligations to AMIT under its third party loan guarantees and shareholder distribution guarantees. As of February 1993, approximately 75% of the AMIT Loans were in payment default. In February 1993, Angeles informed AMIT that it was unable to perform its obligations under its guarantees because of liquidity problems caused by its inability to complete sales or refinancings of real estate assets, its inability to fully realize asset values in a continuing sluggish and depressed real estate market and the failure of the obligors of the AMIT Loans to service fully, if at all, their debt obligations to Angeles. On May 3, 1993, Angeles filed for protection under Chapter 11 of the federal bankruptcy code. Angeles' failure to perform under its guarantees, together with the defaults on AMIT Loans, resulted in AMIT's suspension of cash distributions to the holders of AMIT Class A Shares starting in February 1993 and resuming in February 1996. AMIT filed various claims against Angeles and eventually reached agreement with Angeles and the Committee of Creditors Holding Unsecured Claims of Angeles to settle all claims between AMIT and Angeles. The settlement agreement was approved by the Bankruptcy Court in March 1995. Under the agreement, AMIT received over $15 million in cash, notes, and AMIT Class A Shares.

        Since February 1993 (when AMIT terminated its advisory agreement with AFC), AMIT has restructured its loan portfolio and has paid in full its then outstanding bank loan of $20 million. However, certain AMIT

Loans, which in the aggregate have a carrying value (net of loan loss reserves) of approximately $1.3 million (constituting approximately 3% of AMIT's net investments), are currently in default with respect to debt service obligations. AMIT's lending is primarily concentrated in secured and, to a lesser extent, unsecured real estate loans. The realizable value of real estate collateralizing notes receivable or acquired in loan foreclosure proceedings can only be determined based upon a sales negotiation with independent third parties in an arm's length transaction. In addition, considering that, in most cases, it is the proceeds of sale and/or refinancing which will enable AMIT to receive funds, the actual proceeds may be significantly impacted by the condition of the real estate industry at the time the principal amounts become due or properties are sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of AMIT" beginning on page 7.

        In February 1993, AMIT's policy of distributing monthly the net cash from operations to the holders of AMIT Class A Shares was suspended as a result of the failure of certain obligors of AMIT Loans, including certain partnerships controlled by MAE and Angeles to fully service their respective AMIT Loan obligations and Angeles' inability to fulfill its guarantee of a minimum annual distribution of $2.00 per AMIT Class A Share through May 1994. AMIT announced on December 20, 1995 that it had reduced its bank and other debt to zero and had declared its first dividend payment in three years to holders of AMIT Class A Shares of record on January 22, 1996 to be payable on February 13, 1996, in the amount of $0.10 per share. During the twelve months ended December 31, 1996, AMIT paid total dividends of $0.52 per share to the holders of AMIT Class A Shares. During the twelve months ended December 31, 1997, AMIT has paid total dividends of $1.03 per share to the holders of AMIT Class A Shares. In addition, during the fourth quarter ended December 31, 1997, AMIT declared a first quarter dividend of $0.32 per AMIT Class A Share to shareholders of record on January 13, 1998 and payable on February 11, 1998.

        AMIT will terminate December 31, 2003, unless extended to no later than December 31, 2015 by vote of the shareholders of AMIT, or by the AMIT Board to no later than December 31, 2020 without a vote of the shareholders of AMIT if the AMIT Board believes that termination at such time would result in material under-realization of the value of AMIT's assets. Upon liquidation of AMIT, disposition proceeds will be distributed to the shareholders.

        An entity will qualify for taxation as a REIT if it satisfies certain income and assets tests. Among these tests is a requirement that a certain percentage of assets constitute "real estate assets" and a certain percentage of income be derived from such assets. AMIT's loan assets are collateralized in a variety of ways, and some loans have not been collateralized. AMIT has not requested or obtained an IRS determination that any of its assets qualify as a "real estate asset", and has not obtained an opinion of counsel that it currently qualifies as a REIT. If AMIT were to fail to qualify as a REIT in any taxable year, AMIT would not be allowed a deduction for dividend distributions in computing taxable income and would be subject to federal income tax on its taxable income at regular corporate rates. AMIT believes that it has operated in a manner designed to qualify as a REIT. However, if the Internal Revenue Service were successfully to challenge the qualification of AMIT's REIT assets, AMIT would be subject to federal income tax only after the utilization of AMIT's net operating losses.

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

        During the last two years the Trust has held preliminary discussions with several unrelated real estate investment trusts and other real estate companies regarding the Trust's acquisition of those entities' shares or assets. On October 16, 1996, at Insignia's invitation, the initial meeting between the Trust's management and a senior member of Insignia's management was held. At that meeting the subject of combining the Trust and various assets held by Insignia was introduced for the first time. Such discussions resulted in the filing of a preliminary Proxy Statement on Schedule 14A relating to the proposed merger of a subsidiary of Insignia with the Trust.

        On July 18, 1997, AMIT, Insignia Properties Trust ("IPT"), Insignia and MAE GP entered into the Merger Agreement which, provides for, among other things, the Merger of AMIT with and into IPT, with IPT surviving the Merger. Upon consummation of the Merger the separate existence of AMIT will cease. A Special Meeting of AMIT shareholders will be called to consider and vote, a proposal, to approve and adopt the Merger Agreement and the transactions contemplated thereby, including the merger of AMIT with and into IPT, with IPT being the surviving entity (the "Merger"), and approve the amendment of AMIT's Declaration of Trust (the "Trust Amendment") to permit AMIT to merge and consolidate with other entities subject to the required vote of the AMIT Board and AMIT's shareholders (collectively, the "Merger Proposal"). It is currently expected that the Special Meeting of Shareholders will convene in mid 1998. A proxy statement will be circulated to all AMIT shareholders in advance of the meeting, containing information on the proposed merger.

        Pursuant to the Merger Agreement, each outstanding AMIT Class A Share will be converted into IPT Common shares (the "Class A Exchange Ratio"). The Class A Exchange Ratio is determined by adjusting the base exchange values set in the Merger Agreement of $16.25 per AMIT Class A Share and $10.00 per IPT Common Share to account for dividends paid by AMIT since December 31, 1996 and by IPT since January 31, 1997. The Class A Exchange Ratio is subject to further adjustment should either AMIT or IPT declare any additional dividends prior to the Merger. No fractional IPT Common Shares will be issued. In lieu of any fractional shares, an AMIT shareholder otherwise entitled to a fractional IPT Common Share will receive cash from IPT in an amount determined by multiplying such fractional share amount by the IPT Share Value.

        This annual report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

MANAGEMENT AND EMPLOYEES

        The general policies and supervision of AMIT are overseen by the AMIT Board, which consists of four trustees.

        AMIT has three employees. Upon the 1993 termination of AFC's advisory and administrative services, AMIT engaged personnel to advise and administer its operations. The shareholders of AMIT have no right to participate in the management or conduct of AMIT's business and affairs.

COMPETITION

        The business in which the Trust is engaged is highly competitive, and the Trust is not a significant factor in its industry. The Trust competes with significant numbers of organizations (including banks, savings and loan associations, insurance companies, other lending institutions and other similar limited partnerships and trusts) with respect to its financing activities.

INVESTMENT POLICY

        AMIT's Declaration of Trust authorizes the AMIT Board to invest in a wide variety of investments. Investments may be made in various combinations and may involve participations with other persons, including affiliates. Such investments may incorporate a variety of real property equity and financing techniques, including partnerships, joint ventures, purchase and leasebacks, and mortgages. AMIT may also invest in real property and interests therein. Notwithstanding this broad authorization, it has always been the principal investment objective and policy of AMIT to invest primarily in loans secured by real property. There are no limitations on the geographical area or areas or the types of loans or of real property securing such loans in which AMIT may invest. Originally, AMIT invested primarily in second mortgages, however, in recent years there have been more first mortgage investments. The real properties securing the AMIT Loans have included raw land, office buildings, apartment buildings, shopping centers, hotels, industrial and commercial properties and mobile home parks.

        To the extent that AMIT has assets not invested in real property and interests therein, it may, subject to the prohibitions discussed below, invest them in obligations of the United States government, any state, territory or possession, or any agency or political subdivision of any of the above; evidences of deposits in, or obligations of, banking institutions, state and federal savings and loan associations, and savings institutions; and other securities, liquid short term investments and property.

        In making investments, AMIT is subject to certain restrictions contained in its Declaration of Trust. It may not invest more than 10% of the Trust Proceeds (as defined below) directly in the equity ownership of real estate. "Trust Proceeds" is the sum of $56,600,000 (the total contributions made to AMIT's predecessor), AMIT borrowings and the proceeds from AMIT equity and debt offerings. Since AMIT has never made any equity or debt offerings and it currently has no borrowings, the Trust Proceeds presently amount to $56,600,000. AMIT may not acquire or fund any AMIT Loan which provides for an initial term of more than 15 years unless such longer term is approved by a majority of the AMIT Board. AMIT loans have typically had a scheduled maturity of three to ten years. AMIT may not invest in or make a loan to any one borrower if the principal amount of such loans would exceed, in the aggregate, 40% of the Trust Proceeds at the time the loan is made. For purposes of this limitation, each affiliate of Insignia is treated individually and loans to such affiliates are not aggregated. AMIT may not invest in or make a loan secured by any one property or asset if the principal amount of such loan would exceed, in the aggregate, an amount equal to 20% of the Trust Proceeds. AMIT may not invest in or make loans secured by one property or asset if the aggregate amount of all loans secured by such property or asset which are equal or senior to the loans, plus the principal amount of the loans, would exceed an amount equal to 85% of the estimated value of such property or asset, unless a majority of the AMIT Board determines that the terms of such loans are reasonable to AMIT.

        Notwithstanding the foregoing limitations or any other provision of AMIT's Declaration of Trust, when an obligor to AMIT is in default under the terms of any obligation (including an AMIT Loan), the AMIT Board has the power to pursue any remedies permitted by law which, in its sole judgment, are in the interest of AMIT, and the AMIT Board has the power to receive and hold any investment and to enter into any commitment or obligation on behalf of AMIT in connection with or in pursuit of such remedies which, in the sole judgment of the AMIT Board, is necessary or desirable for the purpose of acquiring property and disposing of property acquired in the pursuit of such remedies. From time to time, AMIT acquires properties through the exercise of such remedies. All foreclosed properties are held for sale.

        AMIT's Declaration of Trust provides that the AMIT Board shall not invest in commodities, foreign currencies or bullion except in connection with investments in other property, engage in any material trading activities with respect to any of the assets of AMIT, issue redeemable securities or engage in the underwriting or public distribution of securities issued by others.

        Subject to the specific limitations set forth above and subject to such restrictions as may be necessary to qualify AMIT as a REIT under the Code, the AMIT Board, without the vote or consent of shareholders, may alter the investment policy of AMIT in light of changes in economic circumstances and other relevant factors, and the method of implementing AMIT's investment policies may change, in the discretion of the AMIT Board, as economic and other conditions change.



ITEM 2.        PROPERTIES

        The following is a list of properties owned by AMIT and held for sale as of December 31, 1997.

                      Date of       Type of                             Carrying
    Property         Ownership     Ownership             Use              Value
    --------         ---------     ---------             ---              -----

University Center    11/16/95    Fee ownership   Warehouse Office    $ 1,100,000
 Phase I& II                                      51,200 Sq. Ft.

University Center    12/02/95    Fee ownership   Retail Shopping       1,671,000
 Phase IV                                         56,000 Sq. Ft.

 Colony Cove         04/15/96    Fee ownership   Raw land, 240 acres   1,750,000
                    & 10/3/97                                        -----------
                                                                     $ 4,521,000
                                                                     ===========

        In August 1993, AMIT acquired, through a mortgage loan foreclosure, a vacant parcel of land located in Houston, Texas and in January 1994, AMIT acquired, through a mortgage loan foreclosure, a 220-unit apartment complex located in Decatur, Georgia. The apartment complex was sold in 1994 for $3.4 million. The vacant parcel of land was sold, free and clear of any liens, in 1995 for $1.5 million.

        In 1995 AMIT obtained title to three properties through deeds-in-lieu of foreclosure. Two of these properties are industrial warehouses and are located in Cleveland, Ohio. One is known as 4851 Van Epps, on which AMIT held a first trust deed mortgage in the amount of $1,500,000 and the second is known as 4705 Van Epps, on which AMIT obtained a judgment lien through recourse provisions in a defaulted loan. In October 1995, AMIT sold the 4851 Van Epps property for $1,370,000 and in March 1996 AMIT sold 4705 Van Epps for $752,000. The third property, University Center Phase I & II, was obtained through a deed-in-lieu of foreclosure, through recourse provisions in a defaulted loan. The property consists of warehouse office space located in Fridley, Minnesota. In December 1995, AMIT foreclosed on its first trust deed mortgage in the original amount of $1,800,000, held on a retail shopping center known as University Center Phase IV, located in Fridley, Minnesota.

        In April 1996, AMIT foreclosed on a first trust deed mortgage in the original amount of $1,572,000, held on 200 acres of raw land, know as Colony Cove, located in Ellenton, Florida, and in October 1997 foreclosed on an additional 40 acres adjacent to the 200 acres based on recourse provisions provided in the mortgage. Currently, approximately 224 acres of Colony Cove land is under contract for sale, which is anticipated to close in the latter part of 1998, although there can be no assurance that such sale will be consummated. In January 1998, through the recourse provisions of the mortgage, AMIT was successful in garnishing all cash held by the Colony Cove borrower and received cash of approximately $160,000, which reduced the carrying basis of the property. In June 1996, AMIT along with a joint venture partner, foreclosed on a first trust deed mortgage in the original amount of $1,050,000 (representing AMIT's 57% joint venture interest in the loan), held on 155 acres of raw land and an 8,500 square foot strip shopping center known as a Rolling Greens, located in Ocala, Florida. In June 1997, Rolling Greens was sold for $1,175,000, of which $665,000 represents AMIT's portion of the joint venture proceeds. In August 1996, AMIT foreclosed on a second trust deed mortgage in the original amount of $1,720,000 held on a 443 pad mobile home park community, known as Springdale Lake Estates Mobile Home Park ("Springdale"), located in Belton, Missouri. Upon foreclosure, AMIT assumed the first note and trust deed mortgage held by a third party bank in the amount of $2.8 million. In October 1996, AMIT sold Springdale for $4 million.

        During 1997 the Trust obtained judgement liens against a 186-unit apartment complex, Silver Ridge Apartments, located in Maplewood, Minnesota, based upon recourse provisions on two other Trust loans. As a result of the judgement liens the Trust was successful in foreclosing on the Silver Ridge Apartments in October 1997, and after a twelve-month redemption period, the Trust will hold title to the property. At the time of foreclosure, Silver Ridge Apartments was encumbered by a first mortgage loan by an independent third party in the amount of approximately $4.5 million and a second mortgage in the amount of $375,000, which the Trust purchased in December 1997.

ITEM 3.        LEGAL PROCEEDINGS

        An action was filed against AMIT, Katten Muchin Zavis and David M. Bass in Superior Court of the State of California by Jules P. Kirsch on December 26, 1996 alleging that the named defendants had maliciously prosecuted Mr. Kirsch in certain earlier litigation commenced by AMIT in 1995, which alleged the purchase by Jules P. Kirsch and several other individuals and corporations of AMIT Class A Shares through the use of "inside information" and for violations of Sections 13(d) and 14(a) of the Exchange Act and the rules and regulations promulgated thereunder.

        In June 1996, AMIT settled the prior claims with all defendants, except for Jules P. Kirsch and voluntarily dismissed the claims against Jules P. Kirsch. The settlement consisted of the Trust receiving cash of $689,000 and a $75,000 four-year, 8% collateralized promissory note, with semi-annual interest payments. In addition, the Trust acquired 209,700 Class A shares for $1,730,000, or $8.25 per Class A share and obtained a standstill agreement and a voting proxy, controlled by the trustees of the Trust, on approximately 200,000 additional Class A shares until such shares are sold in the open market. The action commenced by Jules P. Kirsch seeks unspecified amounts for compensatory and punitive damages.

        On January 5, 1998, summary judgment was entered in favor of AMIT and against Mr. Kirsch on all claims in the malicious prosecution action. On January 30, 1998, Mr. Kirsch filed a Notice of Appeal relating to the judgement.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

GENERAL MATTERS

          The Trust has 1,416 Class A Shareholders of record as of February 9, 1998. The Class A Shares are currently traded on the American Stock Exchange under the symbol "ANM". All of the Class B Shares are held by MAE GP Corporation, an affiliate of Insignia.

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

          The Trust, as noted in Note 8 in the "Notes to the Financial Statements", has acquired an option to purchase all of the Class B Shares held by MAE GP Corporation, an affiliate of Insignia. There is no established public trading market for these shares.

          The following table sets forth the high and low closing sales prices of the Trust's Class A Shares for the two most recent calendar years:

                                              High        Low
1997, Quarter ended:
               December 31, 1997            $19  3/4     $16  1/8
               September 30, 1997           $17  3/4     $14  7/8
               June 30, 1997                $15  3/4     $13  1/4
               March 31, 1997               $14  1/2     $12  5/8

 1996, Quarter ended:
               December 31, 1996            $13  3/4     $8  7/16
               September 30, 1996            $8  5/8      $7  7/8
               June 30, 1996                 $8  5/8      $7  5/8
               March 31, 1996                $9  5/8      $5  5/8

On February 9, 1998, the last sale price of the AMIT Class A Shares as reported by the American Stock Exchange was $18 1/2. AMIT paid the following shareholder distributions on its Class A Shares during 1997:

In December 1997, the Board of Trustees of AMIT declared a $.32 per share dividend payable on February 11, 1998 to Class A shareholders of record on January 13, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of AMIT."

        RECORD DATE               PAYABLE DATE      PER SHARE DIVIDEND
        -----------               ------------       ------------------
      January 6, 1997           February 3, 1997           $0.22
       April 14, 1997             May 5, 1997               0.24
       July 14, 1997             August 5, 1997             0.27
     October 14, 1997           November 5, 1997            0.30
                                                           -----
       TOTAL PER CLASS A SHARE DIVIDEND                    $1.03
                                                           =====


        The Board of Trustees of the Trust authorized the Trust to repurchase, in open market transactions, up to 10% of its Class A Shares. The Trust repurchased 43,800 shares under this program. There were no purchases in the open market in 1997, 1996 and 1995, however in 1996, the Trust acquired 209,700 Class A Shares for $1,730,000 less $764,000 in expenses, in settlement of actions it had brought against certain third parties.

ITEM 6.        SELECTED FINANCIAL DATA

                                                          FOR THE YEARS ENDED DECEMBER 31
                                   ---------------------------------------------------------------------------
                                       1997            1996            1995           1994             1993
                                   -----------     -----------     -----------     -----------     -----------
Revenue (1)                        $ 7,199,000     $10,050,000     $19,502,000     $ 2,769,000     $ 4,307,000
Costs and expenses (2)               1,650,000         964,000       2,213,000       2,396,000       3,017,000
Extraordinary item (3)                    --              --         1,844,000            --              --
                                   -----------     -----------     -----------     -----------     -----------
Net income                         $ 5,549,000     $ 9,086,000     $19,133,000     $   373,000     $ 1,290,000
                                   -----------     -----------     -----------     -----------     -----------

PER CLASS A SHARE (4):
Income before
  extraordinary item               $      2.10     $      3.33     $      5.77     $      0.11     $      0.38
Extraordinary item                        --              --              0.61            --              --
                                   -----------     -----------     -----------     -----------     -----------
Net income                         $      2.10     $      3.33     $      6.38     $      0.11     $      0.38
                                   -----------     -----------     -----------     -----------     -----------

Cash distributions to
 shareholders                      $ 2,695,000     $ 1,407,000     $      --       $      --       $   573,000

Cash distributions per
 Class A Share (5)                 $      1.03     $      0.52     $      --       $      --       $      0.17

Total assets                       $46,530,000     $43,375,000     $37,332,000     $35,535,000     $29,327,000

Notes and advances
 payable (6)                       $      --       $      --       $      --       $11,085,000     $17,965,000

Shareholders' equity               $45,942,000     $43,088,000     $37,139,000     $22,510,000     $22,137,000

Class A Shares
  Outstanding at end of year         2,617,000       2,617,000       2,826,700       3,394,026       3,394,026
  Weighted average outstanding       2,617,000       2,704,375       2,968,532       3,394,026       3,394,026


Book value per Class A Share       $     17.38     $     16.30     $     13.01     $      6.57     $      6.46

(1) In 1993, revenues decreased significantly as a result of approximately 75% of the Trust's portfolio defaulting in payments to the Trust after February 1993. In 1995, revenues increased significantly as a result of $15,954,000 of recovery of bad debts relating primarily to the Angeles settlement (see Note 10 in the "Notes to the Financial Statements"). In addition, the 1995 revenues include $435,000 of gain on sale of real property. In 1996, revenues included $3,126,000 of recovery of bad debts and $3,481,000 of interest income was recognized relating primarily to two loans; Lake Arrowhead Joint Venture and Fox Run Apartments. In addition, the 1996 revenues include $184,000 of gain on sale of real property. In 1997 revenues include $1,744,000 of recovery of bad debts and $1,438,000 of interest income was recognized primarily to six loans, LaSalle, Hospitality Inns Pensacola I, Hospitality Inns Pensacola II, Hospitality Inns Jacksonville, Brittany Point and Carriage Hills. In addition, the 1997 revenues include $80,000 of gain on sale of real property.

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

(4) The net income per Class A Share was based on the weighted average Class A shares outstanding during each of the five years in the period ended December 31, 1997, after deduction of the Class B Shares' 1% interest.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business" for cautionary information with respect to such forward-looking statements.

        "The following discussion should be read in conjunction with "Selected Financial Data" and the "Financial Statements and Supplementary Data".

FISCAL YEAR 1997 COMPARED TO 1996

        Total interest income for the year ended December 31, 1997 decreased by 20% when compared to the same period ending in 1996. Such decrease is primarily due to the restructuring and or repayment of interest income not previously recorded in the amount of $3.7 million during 1996 verses a total of such similar interest income of $1.5 million during 1997. During 1997 the Trust restructured three Hospitality Inn second mortgage loans, which occurred in April 1997 and the LaSalle loan which was effective in February 1997. In addition in 1997, the Trust received full repayment of the Carriage Hills note payable in November 1997 and in December 1997 the reinstatement of the Brittany Point loan as a current loan. Upon modifying the Hospitality Inns and LaSalle loans, AMIT capitalized into principal accrued interest and late fees of approximately $440,000 relating to the three Hospitality Inn second mortgage loans, during the quarter ended June 30, 1997, and $409,000 for the LaSalle loan during the first quarter ended March 31, 1997. During the quarter ended December 31, 1997, in conjunction with the repayment of the Carriage Hills note the Trust received and realized interest income in the amount of $238,000, which represented past due interest. Beginning in July 1997 the Trust began receiving monthly interest payments at the stated interest rate on the Brittany Point loan and as a result recognized $337,000 of past due interest as income. Recurring interest income has increased 32% in 1997 when compared to 1996, in the approximate amounts of $3,603,000 and $2,719,000, respectively, due to previously modified loans which are now paying debt service either at the stated interest rate or on a cash flow basis and newly funded loans during the six months ended June 30, 1997 in the amount of $9,850,000. Funds for such new loans came from the repayment of non-performing loans and loans paying at a lower rate of interest and from the sale of a property obtained through foreclosure.

               AMIT recognized additional income for the year ended December 31, 1997 relating to recovery of bad debt. During the three months ended June 30, 1997, AMIT received a partial principal repayment of $340,500 on a loan for which an allowance for estimated loss has been previously provided and during the quarter ended December 31, 1997 as discussed above, the Trust received full repayment of principal on the Carriage Hills loan in the amount of $1,404,000 for which an allowance for estimated loss had been previously provided. In addition, AMIT recognized a gain from the sale of its joint venture interest in the Rolling Greens property in the amount of $80,000, which occurred in June 1997.

               The 253% increase in legal fee expenses for the year ended December 31, 1997 when compared to the previous same period, is due to the settlement in June 1996 of the state and federal claims AMIT brought against others relating to the use of non-public information by a group of investors. In conjunction with this settlement, AMIT offset $764,000 in settlement proceeds against legal expenses in June 1996. In addition during the year ended December 31, 1997 AMIT incurred legal expenses defending itself against a malicious prosecution case brought against AMIT by one of the defendants in the state and federal insider trading claims described above. In October 1997 the malicious prosecution case was dismissed in favor of AMIT on summary judgment.

        General and administrative expenses increased by 12% in 1997 when compared to 1996. This increase is primarily due to the Trust no longer sharing its office administrative expenses, effective November 1, 1996, with another trust, Angeles Participating Mortgage Trust.

FISCAL YEAR 1996 COMPARED TO 1995

        For the year ended December 31, 1996 total revenue decreased significantly as compared to total revenue for the same period in 1995. The decrease is due to the Angeles bankruptcy settlement of $12,844,000 which was effective March 31, 1995. Simultaneous with the Angeles settlement, the Trust settled its claims with the various partnerships associated with Insignia, which resulted in extraordinary income of $1,844,000 resulting from the Trust being able to negotiate the settlement of these claims at a discount. Total revenue for the year ended December 31, 1996 represents a significant decrease from the same period ended 1995 due to the two 1995 settlement transactions referred to above.

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

        Interest expense to the Bank decreased as the Trust had no borrowings on the bank line of credit for the year ending December 31, 1996, and only borrowed $430,000 for a three-day period in June 1996. The Trust had an average month end borrowing on the bank line of credit of $2,075,000 in 1995.

        During 1996 the Trust paid $9,000 for 1995 Minnesota state taxes due to the fact that the Trust owns properties in that state and $10,000 and $120,000 in alternative minimum tax for the 1995 and 1996 tax year, respectively, as the Trust utilized its net operating losses to offset its 1995 and 1996 taxable income. Prior to October 1996 the Trust shared its office administrative expenses along with a portion of the salaries of its employees with another trust, Angeles Participating Mortgage Trust. Effective, October 1996, the Trust employees no longer provide any services to Angeles Participating Mortgage Trust nor does it operate in the same offices as the Trust. As a result beginning in October 1996 the Trust no longer receives reimbursement of employee salary or general office expenses and expects general and administrative expenses to increase by approximately 14% during 1997.

        Legal expenses for the year ended December 31, 1996 decreased significantly when compared to the same period in 1995 as the Trust reached an agreement to settle pending litigation in State and Federal courts with all but one defendant, relating to the Trust's complaint for damages arising from the use of non-public information to acquire the Trust's Class A shares and alleged violations of Federal securities laws. The Trust, in settlement, received cash of $689,000 and a $75,000 four-year, 8% collateralized promissory note, with semi-annual interest payments. This $764,000 portion of the settlement was recognized by the Trust as income by offsetting legal expenses incurred by the Trust relating to the lawsuit. In addition, the Trust acquired 209,700 Class A shares for $1,730,000, or $8.25 per Class A share and obtained a standstill agreement and a voting proxy, controlled by the trustees of the Trust, on approximately 200,000 additional Class A shares until such shares are sold in the open market.

LIQUIDITY AND CAPITAL RESOURCES

        Until December 1996, AMIT invested in loans which were made principally to partnerships that were affiliated with Angeles, the parent company to AMIT's prior advisor, AFC, but the majority of which are now controlled by MAE.

        In May 1997, AMIT's line of credit, in the amount of $5 million, was renewed through October 1997, with the ability to renew for an additional six months to April 1998 at AMIT's option. The line of credit allows AMIT to draw on such line to facilitate the foreclosure process on AMIT Loans. The line of credit requires monthly interest only payments based upon prime plus 1/2% and a $12,500 commitment fee paid quarterly. In October 1997 AMIT exercised its option to renew the line of credit through April 1998 upon payment of an additional $12,500 commitment fee to be paid in two quarterly installments. During the year ended December 31, 1997, AMIT did not draw on the line of credit.

        AMIT's liquidity is dependent upon its borrowers having sufficient cash to pay interest and principal payments as they become due. In February 1993, a significant number of the obligors of the AMIT Loans, including certain partnerships controlled by MAE, failed to service their debt obligations under AMIT Loans. AMIT has since completed the process of restructuring the AMIT Loans. Certain of the restructured loan terms include a reduction in the interest rate, an extension of the loan term, payment of at least net cash flow from the operation of the relevant property on a current basis and a modest increase in the principal balance of the loan as consideration for the modification.

        Loans having a carrying value (net of loan loss reserves) of approximately $1.3 million (or 3% of AMIT's net investments) are currently in default with respect to debt service obligations. AMIT's lending is primarily concentrated in secured and, to a lesser extent, unsecured real estate loans. The realizable value of real estate collateralizing notes receivable or owned from Loan foreclosures, can only be determined based upon a sales negotiation between independent third parties in an arm's length transaction. In addition, considering that, in most cases, it is the proceeds of sale and/or refinancing which will enable AMIT to receive such funds, the actual proceeds may be significantly impacted by the condition of the real estate industry at the time the principal amounts become due or properties sold.

        During 1996 AMIT modified five loans referred to as Brittany Point, Fox Crest, Carriage Hills, Vista Hills and Angeles Partners XIV-Waterford. In connection with the modifications, AMIT extended the maturity dates on all of the loans except for Angeles Partners XIV-Waterford, to December 31, 2000, March 1, 2003, September 1, 2000 and September 1, 2002, respectively, and capitalized approximately $320,000, $1,765,000, $204,000, $230,000 and $134,000,
respectively, of past due interest into principal. The modified notes require payments only out of cash flows provided by the properties. AMIT did not recognize any interest income in connection with these loan modifications.

        AMIT received full and partial paydowns as follows:

                  Number of        Paydown in
Year                Loans           millions
----                -----           --------

1995                  6               $9.0
1996                 10              $10.3
1997                 11               $7.6

        During the last quarter of 1996, AMIT modified and received a significant repayment on two of AMIT's largest loans. In October 1996, the Arrowhead Joint Venture $6 million loan (which was previously secured only by a partnership interest), along with a related $1.2 million unsecured preferred partnership distribution interest ("Preferred Interest"), was restructured to a $9 million first trust deed mortgage, with a current effective interest rate of 10.02% reducing to a 9.8% rate upon repayment of $1.5 million which is expected to occur in late 1998. The restructuring has resulted in AMIT significantly strengthening the collateral on this loan along with increasing the annual debt service on this loan by approximately $400,000. The $1.2 million Preferred Interest was acquired in the settlement with Angeles and was initially valued at zero as it had an indeterminable value when it was acquired. In addition, AMIT capitalized approximately $1.7 million in deferred interest that was not previously recognized in income, as full recovery of such interest was, until the modification, considered doubtful.

        In December 1996, AMIT received approximately $7 million from its three Fox Run mortgages as a result of the borrower refinancing the property. The $7 million of cash proceeds represented the full repayment of approximately $6.7 million of principal on these three loans with the remainder representing a portion of the accrued interest associated with the loans. In addition to this repayment, AMIT took back a new third mortgage on the Fox Run property in the amount of $875,000. The $875,000 is comprised of approximately $425,000 of the remaining accrued interest from the three Fox Run loans and approximately $450,000 of accrued interest and principal on the Angeles Partners XI-Harbour Landing promissory note. AMIT recognized $2 million of bad debt recovery on this transaction, and approximately $900,000 of interest income from accrued interest not previously recognized, as full recovery of such interest was indeterminable until the repayment.

        In December 1996, AMIT acquired, at par, three first mortgage loans from an unaffiliated third party for approximately $2.9 million. These mortgages are on three properties known as Hospitality Inns (three separate properties and locations) on which AMIT also holds three second mortgages. All of these six mortgages matured in October 1996, and AMIT entered into negotiations with the borrowers that culminated in the restructure of the indebtedness in mid-1997. The six loans were restructured into three loans secured by first priority mortgages on the hotel properties owned by the various borrowers as well as cross-collateralization of one of the loans by a second priority mortgage on the hotel property owned by one of the other two borrowers. The borrowers continued making debt service payments to AMIT throughout the negotiation process.

        In February 1997, AMIT made its first new loan since January 1993, in the amount of $5,000,000, secured by first deeds of trust on three manufactured home parks located in Texas. This new loan requires interest only payments at 8.9% and matures in December 2003. In April 1997, AMIT made a second new loan in the amount of $2,950,000 secured by a first deed of trust on a 628,000 square foot industrial warehouse located in Martinsville, Virginia. This loan requires interest only payments at 11% and matures in April 1998. In June 1997 AMIT made a new first mortgage loan in the amount of $1,900,000 secured by four manufactured home parks located in Wyoming. The new loan requires interest only payments of 9.07% and matures in December 2003. In December 1997 AMIT made three first mortgage loans in the amounts and terms as follows: $1,300,500 on a 144,000 square foot office/warehouse facility located in Houston, Texas with an 8% interest rate, interest only payable monthly; $531,250 on a 56,080 square foot industrial/warehouse located in Aiken, South Carolina with an 8% interest rate, principal and interest payable monthly, with principal amortized over 20 years; and $2,185,000 on a 335,000 square foot industrial facility located in Jackson, Tennessee, initially monthly interest only payable at a rate of 10 1/2 %, with the interest rated reduced to 230 basis points over ten-year Treasuries upon the debt coverage ratio increasing to a stipulated level. All three of these December 1997 first mortgage loans mature in December 2007.

        In December 1997 the Trust purchased a second mortgage loan with a face amount of $375,000 for $384,000. This second mortgage loan is on a 186-unit apartment complex, Silver Ridge Apartments, located in Maplewood, Minnesota. The Silver Ridge second mortgage has an interest rate of 10% and default rate of 12% and matured December 31, 1997. In addition, during 1997 the Trust obtained judgement liens against the Silver Ridge Apartments property based upon recourse provisions on other Trust loans. Through one of these judgement liens the Trust successfully foreclosed on the property in October 1997 and will be the owner of the property after a twelve-month redemption period that ends in October 1998. On January 30, 1998, the Trust received title to Silver Ridge Apartments through deed-in-lieu of foreclosure as a result of provisions in the second mortgage held by the Trust. In connection with the taking title to Silver Ridge Apartments the Trust assumed a first trust deed mortgage from a third party in the amount of $4,525,000. This first mortgage provides for a variable interest rate not to exceed 12%, interest only paid monthly, with a current interest rate of 3 1/2%. The loan matures in July 2023

        During 1995 AMIT foreclosed on University Center Phase IV and took title to three properties through deeds-in-lieu of foreclosure. These properties include 4851 Van Epps for which AMIT had commenced foreclosure action in 1994. In October 1995, AMIT sold this property for $1,370,000, receiving net cash proceeds of $580,000 and a first trust deed on the property for $700,000. In addition, AMIT obtained title, through deeds-in-lieu of foreclosure as a result of recourse provisions in a defaulted loan, on 4705 Van Epps, an industrial warehouse located in Cleveland, Ohio and on University Center I and II, office industrial property located in Fridley, Minnesota. In addition, AMIT sold a parcel of land located in Houston, Texas for $1,500,000, resulting in net cash proceeds of approximately $1,400,000. During 1996, AMIT sold the 4705 Van Epps property in March 1996 for a sale price of $752,000 and received net cash proceeds of approximately $677,000. In addition, AMIT foreclosed on three properties during 1996, which included; Colony Cove a 200-acre parcel of raw land; Rolling Greens, in which AMIT has a 57% joint venture interest in a 155-acre parcel of raw land and an 8,500 square foot strip shopping center and Springdale a 443 pad mobile home park. In October 1996, AMIT sold Springdale for a $4 million sale price and received net cash proceeds of approximately $1.1 million. In addition, during 1996, AMIT began the foreclosure process on five properties, which include a first mortgage referred to as LaSalle Warehouse (which was subsequently restructured and paid in full during the quarter ended December 31, 1997), a second mortgage referred to as Southgate Apartments and three industrial properties located in Cleveland, Ohio. AMIT's interests in the Cleveland, Ohio properties were obtained from judgment liens relating to recourse provisions on a defaulted second mortgage loan held by AMIT. AMIT anticipates that the foreclosure process will be completed during 1998.

        The settlement between AMIT and Angeles represented over $15 million in various assets including $6 million in cash and a collateralized note. The collateralized note was due December 31, 1998 and carried interest at prime plus one percent with a maximum interest rate of 8.5%. The note was paid in full in December 1997.

        AMIT's management on a quarterly basis reviews the carrying value of the AMIT Loans and properties held for sale. Generally accepted accounting principles require that the carrying values of a note receivable or property held for sale cannot exceed the lower of its cost or its estimated net realizable value. The estimate of net realizable value is based on management's review and evaluation of the collateral properties as well as recourse provisions included in certain notes receivable. The allowance for loan loss as of December 31, 1997 was approximately $8.8 million. However, the provision for loss is an estimate that is inherently uncertain and depends on the outcome of future events. AMIT's estimates are based on an analysis of the loan portfolio, composition of the loan portfolio, the value of collateral and current economic conditions.

        AMIT believes that its current cash flow from operations is sufficient to provide for payment of its operating costs and provide for distributions to shareholders.

        During the year ended December 31, 1997, four AMIT loans prepaid the total outstanding principal balances of approximately, $6,800,000 and another loan, referred to by the Trust as Northprior, made a substantial repayment in the amount of $340,000. The four loans which made full repayments are referred to by AMIT as Angeles Partners X ($614,000), Angeles Corporation ($3,450,000), Carriage Hills ($1,404,000) and LaSalle ($1,334,000).

        In February 1998 one AMIT first mortgage loan referred to by AMIT as Lake Arrowhead Resort, prepaid the total outstanding principal balance of approximately $9,004,000.

        As of December 31, 1997, AMIT has signed and proposed commitments to fund approximately $1 million of new loans. On January 16, 1998 the Trust funded this $1 million commitment in the form a first mortgage loan on a 125,000 square foot warehouse facility located in Memphis, Tennessee. The loan provides for interest only payments at a rate of 8% and matures in January 2008.

        In October 1997 AMIT foreclosed on a additional 40-acres of raw land adjacent to the 200-acre parcel of land foreclosed on in April 1996, referred to as Colony Cove, in Ellenton, Florida. AMIT held a first trust deed in the amount of $1,572,000 on the 200-acres and had recourse, through provisions on the mortgage note, allowing for the foreclosure on the adjacent 40 acres. In conjunction with the foreclosures, AMIT incurred approximately $178,000 in expenses, which was capitalized into the cost of the property. AMIT did not recognize any income or loss from such foreclosures. During 1997 the Trust entered into a contract to sell approximately 224 acres of this property zoned residential, for $8,500 per acre. The contract requires the sale to close in the latter part of 1998, although there can be no assurances that this transaction will occur. Subsequent to 1997 in January 1998 the Trust received cash of approximately $160,000 through garnishment of all of the borrowers bank accounts, this amount reduced the carrying value of the Colony Cove property.

        In June 1997 the Rolling Greens property was sold for $1,175,000 of which $665,000 represented AMIT's portion of the 57% joint venture proceeds of the sale and cash held by the joint venture partnership.

        In December 1997 the Trust wrote-off a promissory note, with a principal outstanding balance of $1,530,000 referred to by the Trust as Vista Hills. Based upon the Trust's evaluation of the property operations and discussions with the borrower regarding the likelihood of foreclosure by the first lien holder in 1998, the Trust believed there would be no recovery in the future. The Borrower had indicated to the Trust that the property would most likely be foreclosed upon by the first lien holder during 1998. The Trust had previously fully provided for loan loss reserves for this loan and did not realize any loss or gain from the sale.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ANGELES MORTGAGE INVESTMENT TRUST
Index to Audited Financial Statements and Supplemental Schedules

                                                                          Page No.
                                                                          --------

Report of Independent Certified Public
  Accountants - BDO Seidman, LLP                                              19
Audited Financial Statements and Supplemental Schedules -
  The financial statements and supplemental schedules of the
  Trust required to be included in Item 8 are listed below:

        Balance Sheets at December 31, 1997 and 1996                          20

        Statements of Operations for the years ended
        December 31, 1997, 1996 and 1995                                      21

        Statements of Changes in Shareholders' Equity
        for the years ended December 31, 1997,
        1996 and 1995                                                         22

        Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995                                      23

        Notes to Financial Statements                                         24

        Supplemental Schedule III - Real Estate and
        Accumulated Depreciation                                              45

        Supplemental Schedule IV - Mortgage Loans on
        Real Estate                                                           46

All other supplemental schedules are omitted because they are not required or because the required information is shown in the financial statements.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Trustees of
Angeles Mortgage Investment Trust

We have audited the accompanying balance sheets of Angeles Mortgage Investment Trust (the "Trust") as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedules listed at Item 8. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements and schedules based on our audits.

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

At December 31, 1997, 50 percent of the Trust's notes receivable are due from partnerships which affiliates of Insignia Financial Group, Inc. ("Insignia") are the general partner. As discussed in Note 10, the Trust and an Insignia affiliate (Insignia Properties Trust) have executed a merger agreement subject to the approval of the Trust shareholders. If the merger is approved, the Trust's business activities as it relates to these related party notes receivable may be impacted due to overlapping management.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion the schedules present fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP

Dallas, Texas
January 15, 1998

ANGELES MORTGAGE INVESTMENT TRUST
BALANCE SHEETS

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                  NOTES                1997          1996
                                                --------           -----------     ------------
ASSETS
Notes receivable                                 2,3,5,6
 Mortgage notes receivable, (including
  $16,344,000 and $16,791,000 due from
  affiliates in 1997 and 1996)                                     $39,347,000     $ 26,043,000
 Promissory notes receivable, (including
  $6,714,000 and $10,650,000 due from
  affiliates in 1997 and 1996)                                       6,789,000       14,175,000
                                                                   -----------     ------------

                                                                    46,136,000       40,218,000
 Allowance for estimated losses                                     (8,826,000)     (12,100,000)
                                                                   -----------     ------------

                                                                    37,310,000       28,118,000
Foreclosed real estate held for sale                  4              4,521,000        5,070,000
Cash and cash equivalents                                            3,947,000        9,789,000
Accrued interest receivable                                            654,000          174,000
Prepaid expenses and other                                              98,000          224,000
                                                                   -----------     ------------

Total assets                                                       $46,530,000     $ 43,375,000
                                                                   ===========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                              $   588,000     $    287,000
                                                                   -----------     ------------

Total liabilities                                                      588,000          287,000
                                                                   -----------     ------------

Commitments and contingencies                     1,2,3,4,6,10              --               --

Shareholders' equity:                                 8,9
Class A Shares (2,617,000 in 1997 and 1996,
     issued and outstanding, $1.00 par value,
     unlimited shares authorized)                                    2,617,000        2,617,000
Class B Shares (1,675,113 issued and
     outstanding, $.01 value, unlimited
     shares authorized)                                                 14,000           14,000
Additional paid-in capital                                          50,199,000       50,199,000
Accumulated distributions in excess of
     cumulative net income                                          (6,888,000)      (9,742,000)
                                                                   -----------     ------------
Total shareholders' equity                                          45,942,000       43,088,000
                                                                   -----------     ------------

Total liabilities and shareholders' equity                         $46,530,000     $ 43,375,000
                                                                   ===========     ============


    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF OPERATIONS

                                                                          YEARS ENDED DECEMBER 31
                                                             -----------------------------------------------
                                                                 1997             1996             1995
                                                             ------------     ------------      ------------
REVENUE:
Interest income (including $2,954,000, $2,405,000, and
     $1,710,000 from affiliates in 1997, 1996 and 1995,
     respectively)                                           $  5,109,000     $  6,419,000      $  3,017,000
Rental income                                                     266,000          321,000            96,000
Gain from sale of real property                                    80,000          184,000           435,000
Recovery of bad debt from Angeles Corporation settlement              --               --         12,844,000
Recovery of other bad debts                                     1,744,000        3,126,000         3,110,000
                                                             ------------     ------------      ------------
  Total revenue                                                 7,199,000       10,050,000        19,502,000
                                                             ------------     ------------      ------------

COSTS AND EXPENSES:
Property operating expenses                                        56,000          180,000           262,000
Loss from sale of real property                                      --               --               3,000
Interest expense to bank                                             --               --             227,000
Legal expenses                                                    393,000         (257,000)          851,000
General and administrative                                        958,000          858,000           835,000
Amortization                                                       63,000           44,000            35,000
Income taxes                                                      180,000          139,000              --
                                                             ------------     ------------      ------------
  Total costs and expenses                                      1,650,000          964,000         2,213,000
                                                             ------------     ------------      ------------

INCOME BEFORE EXTRAORDINARY ITEM                                5,549,000        9,086,000        17,289,000
EXTRAORDINARY ITEM - Debt forgiveness                                --               --           1,844,000
                                                             ------------     ------------      ------------
NET INCOME                                                   $  5,549,000     $  9,086,000      $ 19,133,000
                                                             ============     ============      ============

PER CLASS A SHARE:
Net income before extraordinary                              $       2.10     $       3.33      $       5.77
Extraordinary item                                                   --               --                0.61
                                                             ------------     ------------      ------------
Net income                                                   $       2.10     $       3.33      $       6.38
                                                             ============     ============      ============
Cash distributions                                           $       1.03     $       0.52      $       --
                                                             ============     ============      ============
Weighted average Class A Shares                                 2,617,000        2,704,375         2,968,532
                                                             ============     ============      ============



    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                    ACCUMULATED
                                                                                   DISTRIBUTIONS
                                                                                         IN
                                                                     ADDITIONAL       EXCESS OF
                                 CLASS A           CLASS B            PAID-IN      CUMULATIVE NET
                                  SHARES            SHARES            CAPITAL          INCOME             TOTAL
                               ------------      ------------      ------------      ------------      ------------
Balance at January 1, 1995     $  3,394,000      $     14,000      $ 55,656,000      $(36,554,000)     $ 22,510,000

Class A Shares received            (567,000)             --          (3,687,000)             --          (4,254,000)
from Angeles Corporation
settlement
Purchase of Class B Share              --                --            (250,000)             --            (250,000)
Option
Net income                             --                --                --          19,133,000        19,133,000
                               ------------      ------------      ------------      ------------      ------------
Balance at December 31, 1995      2,827,000            14,000        51,719,000       (17,421,000)       37,139,000

Purchase of Class A Shares         (210,000)             --          (1,520,000)             --          (1,730,000)
Net income                             --                --                --           9,086,000         9,086,000
Cash distributions                     --                --                --          (1,407,000)       (1,407,000)
                               ------------      ------------      ------------      ------------      ------------

Balance at December 31, 1996      2,617,000            14,000        50,199,000        (9,742,000)       43,088,000
Net income                             --                --                --           5,549,000         5,549,000
Cash distributions                     --                --                --          (2,695,000)       (2,695,000)
                               ------------      ------------      ------------      ------------      ------------

Balance at December 31, 1997   $  2,617,000      $     14,000      $ 50,199,000      $ (6,888,000)     $ 45,942,000
                               ------------      ------------      ------------      ------------      ------------


    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED DECEMBER 31
                                                          --------------------------------------------------
                                                               1997              1996               1995
                                                          ------------      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                               $  5,549,000       $  9,086,000         19,133,000

ADJUSTMENTS TO RECONCILE NET INCOME TO
CASH FLOWS FROM OPERATING ACTIVITIES:

Net gain from sale of real property                           (80,000)          (184,000)          (432,000)

Amortization                                                   63,000             44,000             35,000

Recovery of bad debt                                       (1,744,000)        (3,126,000)       (15,954,000)

Interest income in exchange of notes receiveable or          (864,000)        (3,708,000)          (501,000)
real property

Extraordinary gain                                               --                 --           (1,844,000)

Decrease (increase) in interest receivable                   (480,000)            87,000           (108,000)

Decrease (increase) in prepaid expenses and other              64,000            215,000           (326,000)

(Decrease) increase in accounts payable and accrued           301,000             94,000            (61,000)
expenses

Increase (decrease) in unearned loan fee income               115,000             56,000            (38,000)
                                                         ------------       ------------       ------------
Cash flows from (used in) operating activities              2,924,000          2,564,000            (96,000)
                                                         ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Cost of foreclosed real estate                                (37,000)              --             (355,000)

Funding of notes receivable                               (14,251,000)        (2,968,000)              --

Principal collections of notes receivable                   7,552,000         10,256,000          9,056,000

Proceeds from sale of real estate                             665,000          1,845,000          1,952,000

Investment  in securities                                        --             (979,000)              --

Principal collections of investment in securities                --              979,000               --
                                                         ------------       ------------       ------------
Cash flows from (used in) investing activities             (6,071,000)         9,133,000         10,653,000
                                                         ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Draw on bank line of credit                                      --              430,000               --

Repayment of bank line of credit                                                (430,000)        (3,500,000)

Repayment of cash advances from affiliate                        --                 --           (6,682,000)
partnerships

Purchase of Class B share option                                 --                 --             (250,000)

Distributions to shareholders                              (2,695,000)        (1,407,000)              --

Purchase of Class A shares                                       --           (1,730,000)              --
                                                         ------------       ------------       ------------
Cash flows used in financing activities                    (2,695,000)        (3,137,000)       (10,432,000)
                                                         ------------       ------------       ------------
Increase (decrease) in cash and cash equivalents           (5,842,000)         8,560,000            125,000
Cash and cash equivalents:
At beginning of period                                      9,789,000          1,229,000          1,104,000
                                                         ------------       ------------       ------------
At end of period                                         $  3,947,000       $  9,789,000       $  1,229,000
                                                         ============       ============       ============
Supplemental operating cash flow disclosure:
     Cash received for interest                          $  3,765,000       $  2,798,000       $  2,213,000
     Cash paid for interest                                      --                 --              312,000

Schedule of noncash financing and investing activities:

Carrying value of real estate in satisfaction of         $       --         $  2,019,000       $  3,969,000
notes receivable with carrying values of $2,622,000
in 1996 and $3,580,000 in 1995

Mortgage notes receivable from sale of real estate               --                 --              700,000

Restructuring of past due interest into notes
receivable                                                       --            2,625,000          1,914,000

Notes receivable from lawsuit settlement                         --               75,000               --

Recovery of Class A stock in connection with
Angeles Settlement                                               --                 --            4,254,000

Write-off of fully reserved note receivable                 1,530,000               --                 --

    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION, BUSINESS ACTIVITIES AND SIGNIFICANT EVENTS

        Angeles Mortgage Investment Trust ("AMIT" or the "Trust") is an unincorporated California business trust, which was organized to qualify as a REIT for federal income tax purposes. AMIT was originally organized as a publicly held limited partnership that began offering limited partnership units on August 18, 1986 and commenced operations on July 9, 1987. In January 1989, the holders of a majority of the limited partnership units elected to transfer all of the partnership's assets to AMIT. Presently AMIT's capital structure consists of 2,617,000 outstanding AMIT Class A Shares and 1,675,113 outstanding AMIT Class B Shares. The AMIT Class A Shares are registered under the Exchange Act and listed on the American Stock Exchange under the symbol "ANM". Each AMIT Class A Share and each AMIT Class B Share is entitled to one vote with respect to all matters put before AMIT's shareholders.

        Angeles Funding Corporation ("AFC"), a wholly owned subsidiary of Angeles Corporation ("Angeles") served as advisor to AMIT until February 1993. Through AFC, AMIT had invested in various types of intermediate-term real estate loans (the "AMIT Loans"). Prior to December 1996, the majority of the AMIT Loans were made to partnerships that were once controlled by Angeles and are now controlled by Insignia Financial Group, Inc., a Delaware corporation, which through MAE GP, its affiliate, holds the Trust's Class B Shares, (Insignia Financial Group, Inc. and its affiliates are collectively referred to as "Insignia" in this document). These partnerships include private and public real estate limited partnerships which were formed to acquire, own and operate income-producing real properties. As of December 31, 1997, there were 23 AMIT Loans outstanding, with an aggregate portfolio balance of approximately $37 million, net of loan loss reserves, and AMIT owned as a result of foreclosures or receipt of deeds in lieu of foreclosure on certain assets securing certain AMIT Loans approximately $4.5 million of real property. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of AMIT."

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

        Beginning in February 1993, AMIT faced significant liquidity problems caused by (i) the failure of a significant number of the obligors of the AMIT Loans (primarily partnerships controlled by MAE) to fully service outstanding debt obligations under their respective AMIT Loans, and (ii) Angeles' inability to fully service its debt obligations under its promissory note payable to AMIT or perform its other obligations to AMIT under its third party loan guarantees and shareholder distribution guarantees. As of February 1993, approximately 75% of the AMIT Loans were in payment default. In February 1993, Angeles informed AMIT that it was unable to perform its obligations under its guarantees because of liquidity problems caused by its inability to complete sales or refinancings of real estate assets, its inability to fully realize asset values in a continuing sluggish and depressed real estate market and the failure of the obligors of the AMIT Loans to service fully, if at all, their debt obligations to Angeles. On May 3, 1993, Angeles filed for protection under Chapter 11 of the federal bankruptcy code. Angeles' failure to perform under its guarantees, together with the defaults on AMIT Loans, resulted in AMIT's suspension of cash distributions to the holders of AMIT Class A Shares starting in February 1993 and resuming in February 1996. AMIT filed various claims against Angeles and eventually reached agreement with Angeles and the Committee of Creditors Holding Unsecured Claims of Angeles to settle all claims between AMIT and Angeles. The settlement agreement was approved by the Bankruptcy Court in March 1995. Under the agreement, AMIT received over $15 million in cash, notes and AMIT Class A Shares.

        Since February 1993 (when AMIT terminated its advisory agreement with AFC), AMIT has restructured its loan portfolio and has paid in full its then outstanding bank loan of $20 million. However, certain AMIT Loans, which in the aggregate have a carrying value (net of loan loss reserves) of approximately $1.3 million (constituting approximately 3% of AMIT's net investments), are currently in default with respect to debt service obligations. AMIT's lending is primarily concentrated in secured and, to a lesser extent, unsecured real estate loans. The realizable value of real estate collateralizing notes receivable or acquired in loan foreclosure proceedings can only be determined based upon a sales negotiation between independent third parties in an arm's length transaction. In addition, considering that, in most cases, it is the proceeds of sale and/or refinancing which will enable AMIT to receive funds, the actual proceeds may be significantly impacted by the condition of the real estate industry at the time the principal amounts become due or properties sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of AMIT."

        AMIT will terminate December 31, 2003, unless extended to no later than December 31, 2015 by vote of the shareholders of AMIT, or by the AMIT Board to no later than December 31, 2020 without a vote of the shareholders of AMIT if the AMIT Board believes that termination at such time would result in material under-realization of the value of AMIT's assets. Upon liquidation of AMIT, disposition proceeds will be distributed to the shareholders.

        An entity will qualify for taxation as a REIT if it satisfies certain income and asset tests. Among these tests is a requirement that a certain percentage of assets constitute "real estate assets" and a certain percentage of income be derived from such assets. AMIT's loan assets are collateralized in a variety of ways, and some loans have not been collateralized. AMIT has not requested nor obtained an IRS determination that any of its assets qualify as a "real estate asset", and has not obtained an opinion of counsel that it currently qualifies as a REIT. If AMIT were to fail to qualify as a REIT in any taxable year, AMIT would not be allowed a deduction for dividend distributions in computing taxable income and would be subject to federal income tax on its taxable income at regular corporate rates. AMIT believes that it has operated in a manner designed to qualify as a REIT. However, if the Internal Revenue Service were successfully to challenge the qualification of AMIT's REIT assets, AMIT would be subject to federal income tax only after the utilization of AMIT's net operating losses.

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

        CASH AND CASH EQUIVALENTS - For financial reporting purposes, the Trust considers cash and cash equivalents to include cash on deposit and amounts invested in money market funds with original maturity terms of less than 90 days.

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

        INCOME TAXES - The Trust has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code for each taxable year of operations. As a qualified REIT, the Trust is subject to income taxation at corporate rates on its REIT taxable income. However, the Trust is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Trust to taxation at the shareholder level only. As of December 31, 1997 the Trust had no tax loss carryforwards.

        NET INCOME PER CLASS A SHARE - The net income per Class A Share was based on 2,617,000, 2,704,375, and 2,968,532 weighted average Class A Shares outstanding during the years ended December 31, 1997, 1996 and 1995, respectively, after deduction of the Class B Shares' 1% interest. The Trust adopted Statement of Financial Accounting Standards No. 128 during 1997 and it had no effect on the financial statements.

        AMORTIZATION - The Trust amortizes loan fees to interest income over the lives of the related Trust Loans. Loan fees and refinancing expenses paid by the Trust are amortized over the life of the relevant loans. The Trust amortizes leasing commissions to leasing commission expense over the term of the related leases.

        CONCENTRATION OF CREDIT RISK - Financial instruments which potentially expose the Trust to concentrations of credit risk are primarily temporary cash investments and mortgage and promissory notes receivable. The Trust places its temporary cash investments with major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Of all notes receivable, 50% are with partnerships who have previously defaulted on their obligations (see Note 3).

        INVESTMENT IN JOINT VENTURE - The Trust's investment in joint venture is accounted for using the equity method since it is the Trust's intention to dispose of the joint venture interest.

        MARKET VALUE OF FINANCIAL INSTRUMENTS - The Trust used the following assumptions in estimating the fair value of its notes receivable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of the Trust's interest in the collateral property was used. The market value of notes receivable can only be determined based upon a sales negotiation between independent third parties in an arm's length transaction. Actual proceeds may be significantly impacted by the condition of the real estate industry at the time the principal amounts become due.

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

        Activity in the allowance for estimated loan losses was as follows:

                                       1997             1996             1995
                                  ------------     ------------     ------------
Balance at beginning of period    $ 12,100,000     $ 13,598,000     $ 26,595,000
Provisions for losses                     --          4,334,000        2,350,000
Deductions                          (3,274,000)      (5,832,000)     (15,347,000)
                                  ------------     ------------     ------------
Balance at end of period          $  8,826,000     $ 12,100,000     $ 13,598,000
                                  ============     ============     ============

        The provisions for losses for 1996 and 1995 relate to debt modifications whereby unrecorded past due interest receivable was restructured as principal (see below).

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

        Included in the Trust's allowances for estimated losses on notes receivable is approximately $4.8 million relating to one loan, -- a promissory note on a Waukegan, Illinois apartment complex, referred to as Fox Crest. The property has continued to improve in operations since February 1993, which may lead to some future recovery of some portion of this promissory note. The property still needs maintenance and capital improvements and has not provided the Trust with any debt service since February 1993 and no debt service is anticipated in the near future. The Trust has not reduced the allowance. There can be no assurances that the value in this property will exceed the first mortgage debt.

        During the quarter ended March 31, 1997 the Trust restructured a first mortgage referred to as LaSalle, on which the Trust had began foreclosure proceedings in 1996. In connection with the related loan modification, the Trust capitalized and recognized as interest income, approximately $409,000 of past due interest, late fees, default interest along with approximately $14,000 of out-of-pocket costs incurred by the Trust during the foreclosure process. The restructured loan required monthly interest only payments based upon the stated note rate of 11.5% on the reconstituted loan balance. In October 1997 this loan was paid in full.

        During the year ended December 31, 1997, four AMIT loans prepaid the total outstanding principal balances of approximately, $6,800,000 and another loan, referred to by the Trust as Northprior, made a substantial repayment in the amount of $340,000. The four loans, which made full repayments, are referred to by AMIT as Angeles Partners X ($614,000), Angeles Corporation ($3,450,000), Carriage Hills ($1,404,000) and LaSalle ($1,334,000). The Northprior and Carriage Hill loans had been previously fully reserved for loan loss and as a result of the principal repayments AMIT realized recovery of bad debt in the amounts of $340,000 and $1404,000, respectively. In addition, the Carriage Hills loan repaid all past due interest in the amount of $237,000 which the Trust recognized as interest income in November 1997.

        During 1997 the Trust began receiving debt service on two loans which had been previously restructured in 1996, the Angeles Partners XIV and Brittany Point loans. The Angeles Partners XIV loan in October 1997 paid all past due interest in the amount of $82,000 and made a partial principal repayment of $48,000. During the first six months of 1997 the Brittany Point loan began making cash flow interest payments to the Trust and effective July 1997 began making monthly interest only payments at the stated interest rate of 12 1/2%. As a result of the commencement of monthly debt service and significant improvement of the property operations for the Brittany Point loan, the Trust in December 1997 realized as interest income $337,000 of past due interest.

        In December 1997 the Trust wrote-off a promissory note, with a principal outstanding balance of $1,530,000 referred to by the Trust as Vista Hills. Based upon the Trust's evaluation of the property operations and discussions with the borrower regarding the likelihood of foreclosure by the first lien holder in 1998 the Trust believed there would be no recovery in the future. The Borrower had indicated to the Trust that the property would most likely be foreclosed upon the first lien holder during 1998. The Trust had previously fully provided for loan loss reserves for this loan and did not realize any loss or gain from the sale.

        In February 1997, AMIT made its first new loan since January 1993, in the amount of $5,000,000, secured by first deeds of trust on three manufactured home parks located in Texas. This new loan requires interest only payments at 8.9% and matures in December 2003. In April 1997, AMIT made a second new loan in the amount of $2,950,000 secured by a first deed of trust on a 628,000 square foot industrial warehouse located in Martinsville, Virginia. This loan requires interest only payments at 11% and matures in April 1998. In June 1997 AMIT made a new first mortgage loan in the amount of $1,900,000 secured by four manufactured home parks located in Wyoming. The new loan requires interest only payments of 9.07% and matures in December 2003. In December 1997 AMIT made three first mortgage loans in the amounts and terms as follows: $1,300,500 on a 144,000 square foot office/warehouse facility located in Houston, Texas with an 8% interest rate, interest only payable monthly; $531,250 on a 56,080 square foot industrial/warehouse located in Aiken, South Carolina with an 8% interest rate, principal and interest payable monthly, with principal amortized over 20 years; and $2,185,000 on a 335,000 square foot industrial facility located in Jackson, Tennessee, initially monthly interest only payable at a rate of 10 1/2 %, with the interest rated reduced to 230 basis points over ten-year Treasuries upon the debt coverage ratio increasing to a stipulated level. All three of these December 1997 first mortgage loans mature in December 2007.

        In December 1997 the Trust purchased a second mortgage loan for $384,000. This second mortgage loan is on a 186-unit apartment complex, Silver Ridge Apartments, located in Maplewood, Minnesota. The Silver Ridge second mortgage has a contract interest rate of 10% and a default rate of 12% and matured December 31, 1997. In addition, during 1997 the Trust obtained judgement liens against the Silver Ridge Apartments property based upon recourse provisions on other Trust loans. Through one of these judgement liens the Trust successfully foreclosed on the property in October 1997 and will be the owner of the property after a twelve-month redemption period which ends in October 1998. Silver Ridge Apartments is also encumbered by a $4.5 million first mortgage held by an independent third party.

        As of December 31, 1997, the Trust has signed and proposed commitments to fund approximately $1 million of new loans.

        During 1996, the Trust began foreclosure proceedings on three industrial properties in Cleveland, Ohio that represent additional collateral available to the Trust through recourse provisions of a failed loan referred to as Marina Plaza. Although the properties are heavily indebted and in need of maintenance and capital improvements, the Trust has received early indications of sales value from potential purchasers that may provide recovery of approximately $300,000 which would be recognized as income after foreclosure and sale of these properties.

        As reported by the Trust in 1995, the Trust loan referred to as North Prior defaulted on its obligation to the Trust as well as to the senior lender on the property. The property was sold just prior to foreclosure with proceeds sufficient to pay the senior lender the full amount of the senior obligation. Proceeds above the senior obligation were escrowed for potential use in an environmental remediation that occurred prior to the foreclosure and sale. Approximately $870,000 remains in the escrow and in January 1998 a site closure letter was received from the state environmental government authority. The Trust will recognized income for amounts, when and if, received from escrow, which is anticipated to occur in 1998.

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

        During the last quarter of 1996 the Trust modified and received a significant repayment on two of the Trust's largest loans. In October 1996, the Arrowhead Joint Venture $6 million loan (which was previously secured only by a partnership interest), along with a related $1.2 million unsecured preferred partnership distribution interest ("Preferred Interest"), was restructured to a $9 million first trust deed mortgage, with a current effective interest rate of 10.20% reducing to a 9.8% rate upon repayment of $1.5 million which is scheduled to occur in late 1998. The restructuring has resulted in the Trust significantly strengthening the collateral on this loan along with increasing the annual debt service on this loan by approximately $400,000. The $1.2 million Preferred Interest was originally acquired in the settlement with Angeles (see Note 9 of Notes to Financial Statements) and was previously valued at zero as it had an indeterminable value when it was acquired. In addition, the Trust capitalized approximately $1.7 million in deferred interest that was not previously recognized in income, as full recovery of such interest was until the modification, considered doubtful.

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

        In addition, in December 1996 the Trust acquired, at par, three first mortgage loans from an unaffiliated third party for approximately $2.9 million. These mortgages are on three properties known as Hospitality Inns (three separate properties and locations) on which the Trust held three second mortgages. All of these six mortgages matured in October 1996. The Trust restructured the first and second mortgage loans on these three properties effective April 30, 1997. The loan modifications for each property provided that the first and second mortgages be combined into one first mortgage loan. In addition to combining the first and second mortgages on each property, the Trust also capitalized and recognized as interest income, a total of approximately $440,000 of accrued interest and late fees for all three loans. Each restructured loan requires monthly principal and interest based upon the stated note rate of 11% for two of the loans and 11.25% for the third loan on the reconstituted loan balance, with principal paid based on a 30-year amortization. The current monthly debt service the Trust receives from this restructuring is $50,000. The Trust also received a one-point loan fee in conjunction with the loan restructuring totaling approximately $52,000.

Notes receivable are summarized as follows:

                                                                           DECEMBER 31
                                                --------------------------------------------------------------
                                                             1997                               1996
                                                ---------------------------       ----------------------------
                                                 ESTIMATED                         ESTIMATED
                                                 FAIR VALUE       BOOK VALUE       FAIR VALUE      BOOK VALUE
                                                ------------     ------------     ------------    ------------
MORTGAGE NOTES RECEIVABLE:

First trust deeds, primarily requiring          $ 34,510,000     $ 33,038,000     $ 18,385,000    $ 17,868,000
monthly interest only payments ranging from
8% to 12.5%, maturing through December 2007

Second trust deeds, requiring monthly              4,113,000        5,680,000        4,790,000       7,427,000
interest only payments ranging from 10% to
12.5%, maturing through December 2000

Third trust deed, requiring monthly interest         872,000          872,000          875,000         875,000
and principal  payments of 11.25%, maturing
January 2002
                                                ------------     ------------     ------------    ------------

                                                  39,495,000       39,590,000       24,050,000      26,170,000
Less:  Unearned loan fees                                            (243,000)                        (127,000)
                                                                 ------------                     ------------
           Net mortgage notes receivable                           39,347,000                       26,043,000

PROMISSORY NOTES RECEIVABLE:

Promissory notes receivable, requiring             2,697,000        6,789,000        7,314,000      14,175,000
monthly interest payments ranging from 8% to
12.5%, maturing through March 2003
(See Note 5)
                                                ------------     ------------     ------------    ------------
          NOTES RECEIVABLE                      $ 42,192,000     $ 46,136,000     $ 31,364,000    $ 40,218,000
                                                ============     ============     ============    ============

        At December 31, 1997 mortgage notes receivable of $3,735,000 and promissory notes receivable of $1,539,000, all of which are due from affiliates, are in default.

        With respect to the promissory notes receivable as of December 31, 1997, $4,764,000 is secured by partnership interests and other loans and $2,024,000 are general obligations of partnerships or individuals. The underlying properties are not collateral for such loans.

        During year ended December 31, 1995, debt holders senior to the debts of the Trust foreclosed upon two Trust Loans referred to as Marina Plaza and Burnhamthorpe, respectively. Both loans had been fully reserved for loss. However, due to recourse provisions on the Marina Plaza loan, the Trust was able to obtain title to a property having an estimated value of $300,000.

        Scheduled maturities of notes receivable due subsequent to December 31, 1997 are, $5,236,000 in 1998, $7,504,000 in 1999, $1,645,000 in 2000, $1,567,000
in 2001, $6,081,000 in 2002 and $19,072,000 thereafter. It is likely that the scheduled maturity dates, for certain of the notes, will be extended.


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

        In January 1994, the Trust acquired, through a foreclosure on its loan of $3,600,000, a 220-unit apartment complex located in Decatur, Georgia. The foreclosure resulted in no loss in 1994 as the reserve of $430,000 had been previously provided. See Note 3. In April 1994, the Trust sold the property and received net cash proceeds of approximately $3.3 million. The Trust recognized income of $2,000 from the sale.

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

        As of December 31, 1997, the Trust owned three real estate properties held for sale, referred to as University Center Phase IV a 56,000 square foot retail center and University Center Phase I & II, a 51,200 square foot warehouse office space, both of these properties are located in Fridley, Minnesota, and a 240-acre parcel of raw land referred to as Colony Cove located in Ellenton, Florida.

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

        In October 1997 and previously in April 1996, the Trust foreclosed on a 40 and an adjacent 200 acre parcel of land, respectively, located in Ellenton, Florida, referred to by the Trust as "Colony Cove", for which it held a first trust deed mortgage in the amount of $1,572,000 on the 200-acres and had recourse, through provisions on the mortgage note, allowing the foreclosure on the adjacent 40-acres. In conjunction with the foreclosures, the Trust incurred approximately $178,000 in expenses, which have been capitalized into the cost of the property. The Trust did not recognize any income or loss from the foreclosure. During 1997 the Trust entered into a contract to sell approximately 224 acres of this property zoned residential for $8,500 per acre. The contract requires the sale to close in the latter part of 1998, although there can be no assurances that this transaction will occur. Subsequent to 1997, in January 1998 the Trust garnished cash of approximately $160,000 held by the borrower based upon the recourse provisions of the mortgage note. The $160,000 reduced the capitalized cost of the property.

        In June 1996, the Trust obtained through foreclosure a 57% joint venture interest in a 160-acre parcel of land in Ocala, Florida. This property was collateral for a Trust loan in the amount of $1,050,000, referred to as "Rolling Greens." The Trust did not recognize any loss on the foreclosure as a reserve of $465,000 had been previously provided. This property was sold in 1997 and the Trust received approximately $665,000 and realized a gain of $80,000 on the sale.

NOTE 5 - ANGELES PROMISSORY NOTE RECEIVABLE

        The Trust had provided Angeles with a $10,000,000 promissory note receivable secured by real estate, expiring May 31, 1993. At December 31, 1994, outstanding borrowings on the note were $9,255,000. As a result of the Angeles settlement as discussed in Note 9 the Trust received over $15 million in cash, notes and stock to settle this note along with other matters. The new note in the amount of $6,100,000 received from Angeles in the settlement was fully repaid during 1997.

NOTE 6 - NOTE PAYABLE TO BANK

        The Trust's line of credit with the Bank, in the amount of $5 million requires monthly interest only payments based upon prime plus 1/2% and matures April 30, 1998. The line of credit with the Bank allows the Trust to draw on such line to facilitate the foreclosure process on Trust Loans. In August 1995 the Trust drew down on such line of credit in the amount of $343,000 in order to pay-off the first trust deed on a property obtained through a deed-in-lieu of foreclosure (see Note 4). As of December 5, 1995, the Trust paid off the remaining outstanding balance on the line of credit. In June 1996, the Trust drew down for a three day period of time $480,000. During 1997 the Trust did not draw on the line of credit and as of December 31, 1997 the Trust has no outstanding borrowings with the Bank.

        The Trust's average month-end borrowings on the working capital line of credit were $0 in 1997 and 1996. In conjunction with the financing, the Trust paid loan fees of $25,000, $19,000, and $43,000 in 1997, 1996 and 1995,
respectively.

NOTE 7 - RECORDED CASH ADVANCES FROM AFFILIATED PARTNERSHIPS AND PROPOSED SETTLEMENT WITH INSIGNIA

        In July 1993, the Trust had filed a lawsuit challenging the Trust's indebtedness and any liability for principal and interest relating to funds allegedly loaned to the Trust by eight partnerships. The balance outstanding on these alleged loans, as of December 31, 1994, was $7,585,000 along with accrued interest of approximately $941,000. Cross complaints were filed against the Trust by certain of the lending partnerships in this same lawsuit seeking, among other things, repayment in full of the alleged loans. Effective March 31, 1995, the following settlement was consummated between the Trust and seven partnerships, Insignia and affiliates of Insignia. Funds were paid to such entities on April 14, 1995 as follows:

      o  the Trust paid approximately, $5,752,000 in cash;

      o the Trust purchased, for $250,000, an option from MAE GP Corporation, an affiliate of Insignia, to purchase all the Class B Shares of the Trust currently owned by the affiliate. Such holdings represent 100% of the Trust's outstanding Class B Shares. The option is exercisable by the Trust in 10 years for approximately $94,000. During the 10 year period the option is outstanding all of the Class B Shares will be voted, pursuant to an irrevocable proxy, with the majority of Class A Shares in connection with any proposal involving the Trust and Insignia or any affiliate thereof or election of any Trustee nominated by or affiliated with Insignia. Such majority will be determined without consideration of the votes of "Excess Class A Shares," as defined in the Trust's Declaration of Trust. With respect to all other matters the affiliate of Insignia can vote the Class B Shares without restriction.

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

        The Board of Trustees of the Trust has authorized the Trust to repurchase, in open market transactions, up to 10% of its Class A Shares. The Trust has repurchased 43,800 shares under this program. There were no purchases in the open market in 1997, 1996 and 1995 however the Trust acquired 209,700 Class A Shares for $1,730,000 less $764,000 in expenses, in settlement of actions it had brought against certain third parties.

        In February 1993, the Trust's policy of distributing monthly the net cash from operations to its Class A shareholders was temporarily suspended as a result of the failure of the Insignia Partnerships and partnerships affiliated with Angeles to fully service their Trust Loan obligations and Angeles' inability to perform its guarantee of a minimum annual distribution of $2.00 per Class A Share through May 1994 or meet its obligations under its promissory note receivable with the Trust because of its own liquidity problems. The Trust made shareholder distributions aggregating $1.03 and $0.52 per share in 1997 and 1996, respectively, and made no distributions in 1995. In December 1997, the Board of Trustees of the Trust declared a $.32 per share dividend payable on February 11, 1998, to shareholders of record on January 13, 1998.


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

        The Trust reached agreement with Angeles and the Committee of Creditors Holding Unsecured Claims of Angeles to settlement of all claims between the Trust and Angeles. The settlement agreement was approved by the Bankruptcy Court under a plan of reorganization and the Trust received on April 14, 1995, after the effective date of Court approval (March 31, 1995), the following:

    o cash of $6.0 million;

    o collateralized note payable of $6,100,000 due December 31, 1998, interest paid quarterly at prime plus 1% not to exceed 8.5%;

    o 567,326 Class A Shares of the Trust, owned by Angeles, representing 16% of the then total outstanding Class A Shares of the Trust;

    o payment of $1 million on a third party claim;

    o assignment of a third party preferred interest with a face value of $1.2 million; and

    o a release of all claims on behalf of Angeles against the Trust.

     The $6.1 million note is collateralized with a pledge of Angeles's limited partnership interest in a limited partnership whose assets are comprised of notes and receivables from various real estate investment partnerships. This note was paid in full during 1997.

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
                                                             ============


NOTE 10 - PROPOSED MERGER

        On July 18, 1997, AMIT, IPT, Insignia and MAE GP entered into the Merger Agreement which, provides for, among other things, the Merger of AMIT with and into IPT, with IPT surviving the Merger. Upon consummation of the Merger the separate existence of AMIT will cease. A Special Meeting of AMIT shareholders will be called to consider and vote, a proposal, to approve and adopt the Merger Agreement and the transactions contemplated thereby, including the merger of AMIT with and into IPT, with IPT being the surviving entity (the "Merger"), and approve the amendment of AMIT's Declaration of Trust (the "Trust Amendment") to permit AMIT to merge and consolidate with other entities subject to the required vote of the AMIT Board and AMIT's shareholders (collectively, the "Merger Proposal"). It is currently expected that the Special Meeting of Shareholders will convene in mid 1998. A proxy statement will be circulated to all AMIT shareholders in advance of the meeting, containing information on the proposed merger.

        Pursuant to the Merger Agreement, each outstanding AMIT Class A Share will be converted into IPT Common shares (the "Class A Exchange Ratio"). The Class A Exchange Ratio is determined by adjusting the base exchange values set in the Merger Agreement of $16.25 per AMIT Class A Share and $10.00 per IPT Common Share to account for dividends paid by AMIT since December 31, 1996 and by IPT since January 31, 1997. The Class A Exchange Ratio is subject to further adjustment should either AMIT or IPT declare any additional dividends prior to the Merger. No fractional IPT Common Shares will be issued. In lieu of any fractional shares, an AMIT shareholder otherwise entitled to a fractional IPT Common Share will receive cash from IPT in an amount determined by multiplying such fractional share amount by the IPT Share Value.

        During the year ending December 31, 1997, Insignia paid approximately $1 million for professional and legal fees on behalf of the Trust with regard to the proposed merger.


NOTE 11 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          The following table sets forth the selected quarterly financial data for the Trust (in thousands except for per share amounts).

                                             QUARTER ENDING
                              -----------------------------------------
1997                          12/31/97   9/30/97    6/30/97    3/31/97
----                          --------   -------    -------    --------
Revenue                       $3,118      $1,088     $1,758     $1,235

Net income                    $2,427      $  778     $1,462     $  882

PER CLASS A SHARE
Net income                    $ 0.92      $ 0.29     $ 0.55     $ 0.33

Weighted average Class A       2,617       2,617      2,617      2,617
Shares outstanding

                                             QUARTER ENDING
                              -----------------------------------------
1996                          12/31/97   9/30/97    6/30/97    3/31/97
----                          --------   -------    -------    --------

Revenue                       $7,387      $  878     $  631     $1,154

Net income                    $6,780      $  562     $1,033     $  711

PER CLASS A SHARE
Net income                    $ 2.56      $ 0.21     $ 0.37     $ 0.25

Weighted average Class A       2,617       2,617      2,757      2,827
Shares outstanding


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                    PART III


ITEM 10.       TRUSTEES AND EXECUTIVE OFFICERS

        The current executive officers and Trustees of the Trust are listed below, together with their ages and all Trust positions held by them:

   NAME                        AGE    POSITION
   ----                        ---    --------
   Ronald J. Consiglio(1)       54    Trustee, Chairman, Chief Executive Officer
                                      and President
   J. D'Arcy Chisholm
    (1)(2)(3)                   66    Trustee

   Bryan L. Herrmann (1)(3)     62    Trustee

   Curtis J. Crivelli (2)       55    Trustee

   Anna Merguerian              42    Vice President, Secretary, and Chief
                                      Financial Officer

(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee

        Mr. Consiglio has been a Trustee since April 1988 and has served as the Chairman, Chief Executive Officer and President of the Trust since May 1993. In addition, Mr. Consiglio was the Chairman of the Trust's Audit Committee in 1993 and became the Chairman of the Independent Committee upon its formation in February 1993. Upon formation of the Trust's Executive Committee in May 1995, Mr. Consiglio serves as its Chairman. From January 1993 through June 1993, Mr. Consiglio served as Executive Vice President and Chief Administrative Officer of Reynolds Kendrick Stratton, Inc., a Los Angeles based securities brokerage firm. From 1990 through 1992, Mr. Consiglio was the Senior Vice President and Chief Financial Officer of Cantor Fitzgerald & Co., Inc. where he was responsible for operations, administration and finance. From 1988 through 1990 he was the Senior Vice President of the investment banking firm of Wedbush Morgan Securities, Inc. ("WMS"), and from 1984 through 1988 he was Executive Vice President of a predecessor firm, Morgan, Olmstead, Kennedy & Gardner Incorporation. He was responsible for WMS's investment banking activities, as well as many of the administrative and operation functions of the firm. He is a certified public accountant and was a partner in Deloitte Haskins & Sells from 1977 to June 1984. In 1992, Mr. Consiglio served as the District Chairman of the National Association of Securities Dealers' District Business Conduct Committee. Mr. Consiglio is also a trustee of Angeles Participating Mortgage Trust and is a business consultant.

        Mr. Chisholm has been a Trustee of the Trust since September 1989 and is a member of the Audit, Compensation and Executive Committees and serves as the Chairman of the Audit Committee. He has been a consultant to real estate, business and educational entities in San Francisco, California, currently and in Minneapolis, Minnesota since 1989. From 1980 until September 1989, Mr. Chisholm was associated with the Institute for Pastoral and Social Ministry at the University of Notre Dame, initially as a volunteer, then as an assistant director from 1982 until 1986 and finally as an associate director from 1986 until 1989. From 1971 until 1980, Mr. Chisholm served in several capacities for Angeles and its subsidiaries, including president of its property management company and president of its property sales company. Before 1971, Mr. Chisholm was employed at the following real estate related firms; Real Estate Research Corporation, Del E. Webb Corporation and Milton Meyer Company. He holds a B.A. degree from the University of Notre Dame and is a graduate of the Executive Program, Graduate School of Business, UCLA. Mr. Chisholm also serves as a trustee of Angeles Participating Mortgage Trust.

        Mr. Herrmann has been trustee since December 1994 and is a member of the Compensation and Executive Committees and serves as the Chairman of the Compensation Committee. Mr. Herrmann is an investment banker by background and currently is Chairman and Chief Executive Officer of Base Camp 9 Corp. and has been in that position since 1990. In addition to his duties at Base Camp 9 Corp., from 1992 to 1994, Mr. Herrmann served as Chief Executive officer of Spaulding Composites Company. Since 1984, Mr. Herrmann has been the general partner of MOKG 1984 Investment Partners Ltd. Mr. Herrmann is a member of the board of directors of Wynn's International, Inc., a New York Stock Exchange company.

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

          BOARD OF TRUSTEES AND COMMITTEE MEETINGS. During the fiscal year ended December 31, 1997, the Trust's Board of Trustees held four regular meetings with all Trustees attending in person or by telephone and two special meetings with all Trustees attending in person or by telephone. The Audit Committee met twice during fiscal year 1997 and each committee member attended either in person or by telephone. The Compensation Committee met once in 1997 and each committee member attended either in person or by telephone. The Executive Committee met one time during 1997 and each committee member attended either in person or by telephone.

ITEM 11.       EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND TRUSTEES

        REMUNERATION OF TRUSTEES. Each Trustee receives a retainer fee of $12,000 per year, which is paid quarterly and (except for Mr. Consiglio) a fee of $1,000 for each meeting of the Board of Trustees which he attends in person, $750 for each meeting of the Board of Trustees which he attends telephonically, and $500 for each Audit, Compensation and Executive Committee meeting which he attends, either personally or telephonically. Trustees are also reimbursed for any expenses incurred in attending such meetings or incurred as a result of other work performed for the Trust. During the year ended December 31, 1997, Mr. Crivelli received $1,460 and Mr. Herrmann received $24,000 in consulting fees from the Trust for independent services provided to the Trust.

        EXECUTIVE OFFICERS' COMPENSATION. During the year ended December 31, 1997, Mr. Consiglio received a total of $276,000 for his services as President and Chief Executive Officer of the Trust plus a bonus of $100,000 relating to services performed in 1997, and an additional $12,000 as compensation for serving on the Board of Trustees. Mr. Consiglio drives an automobile leased by the Trust with a monthly rental of $732 (aggregating $8,000 in 1997) and reimburses the Trust for his personal use of the automobile which aggregated $60 per month for a total of $720 in 1997. For the year ended December 31, 1997, Ms. Merguerian was paid $100,000 for her services as Chief Financial Officer of the Trust and was paid a bonus of $75,000 relating to services performed in 1997.

        The table below sets forth information concerning the compensation for services in all capacities to the Trust for the fiscal years 1997, 1996 and 1995, those persons who at any time during the fiscal years served as Chief Executive Officer and the most highly compensated officers ("Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL                          ALL OTHER
                                              COMPENSATION                         ANNUAL
NAME AND PRINCIPAL POSITION           YEAR       SALARY            BONUS         COMPENSATION
---------------------------           ----       ------            -----         ------------

Ronald J. Consiglio, Trustee,         1997      $276,000         $100,000(6)      $ 12,000(1)
  Chairman, Chief Executive
  Officer and  President(4)           1996      $252,360         $ 56,000(5)      $ 12,000(1)

                                      1995      $281,200         $ 40,000(3)      $ 12,000(1)

Anna Merguerian, Chief Financial      1997      $100,000         $ 75,000(6)         $ -0-
Officer (2)
                                      1996      $ 79,400         $ 45,000(5)         $ -0-

                                      1995      $ 62,500         $ 15,000(3)         $ -0-

(1) Represents compensation for serving on the Board of Trustees.

(2) Ms. Merguerian became Chief Financial Officer in December 1994. Ms. Merguerian is paid a salary of $100,000 for which the Trust contributed $62,500 to such salary in 1995 and $79,400 in 1996 and another trust, Angeles Participating Mortgage Trust, contributed $37,500 and $20,600, respectively. In addition, in December 1995 the Trust entered into a renewable Employment Agreement with Ms. Merguerian with an eighteen-month term. The Employment Agreement provides for an annual salary of $100,000 to be paid to Ms. Merguerian and allows for Ms. Merguerian to provide services to Angeles Participating Mortgage Trust for which the Trust is reimbursed for specific time spent on such trust. Effective October 1996, Ms. Merguerian no longer provides any services to Angeles Participating Mortgage Trust.

(3) Represents bonus paid in 1996 for the year ended December 31, 1995.

(4) Mr. Consiglio is paid a salary of $276,000 for which the Trust contributed $252,360 to such salary in 1996 and another trust, Angeles Participating Mortgage Trust, contributed the remaining amount. In addition, in January 1996 the Trust entered into a renewable Employment Agreement with Mr. Consiglio with a two-year term. The Employment Agreement provides for an annual salary of $276,000 to be paid to Mr. Consiglio and allows for Mr. Consiglio to provide executive services to Angeles Participating Mortgage Trust for which the Trust is reimbursed for specific time, if any, spent on such trust. No such services were provided in 1997.

(5) Represents bonus paid in 1997 for the year ended December 31, 1996.

(6) Represents bonus paid in 1998 for the year ended December 31, 1997.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Compensation Committee is responsible for recommending to the Board appropriate compensation of the Trust's executive officers and key employees.

        The Compensation Committee's compensation policy for the last fiscal year was to recommend salaries at levels and establish cash incentive benefits the Board believes will attract, retain and motivate highly competent individuals. In December 1995 the Trust entered into a renewable eighteen-month employment contract with Ms. Merguerian and in January 1996 entered into a renewable two-year employment contract with Mr. Consiglio. The terms of the contracts were based upon a comparison of comparable positions in the REIT industry and the Compensation Committee obtained the advise and opinion as to the fairness of the contracts from a REIT executive compensation/recruitment firm. In determining the salary of Mr. Consiglio, the Compensation Committee considered the responsibilities of Mr. Consiglio as the Chief Executive Officer, President, Trustee and Chairman of the Board of Trustees of the Trust, Mr. Consiglio's experience and the salaries paid in the competitive marketplace for executive talent, including a comparison of the salaries and other perquisites for comparable positions at other companies.

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

                             COMPENSATION COMMITTEE
                               J. D'Arcy Chisholm
                                Bryan L. Herrmann

SECTION 16 MATTERS

        Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Trust's officers, trustees and persons who own greater than ten percent of a registered class of the Trust's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange, and to furnish the Trust with copies of all Section 16(a) forms they file. Based solely on representations from such persons, the Trust believes that during the fiscal year ended December 31, 1997 all Section 16(a) filing requirements applicable to its Trustees, officers and 10% beneficial holders were complied with.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of February 9, 1998, with respect to any Class A Shares and Class B Shares owned by Trustees and nominees as Trustees of the Trust and individual shareholders known to be the beneficial owner of more than 5% of the issued and outstanding Class A shares. There are no other trustees or officers of the Trust who beneficially own either Class A shares or Class B shares, and there is no other shareholders known to be the beneficial owner of more than 5% of the issued and outstanding Class A Shares. The Trust had 1,416 Class A shareholders of record as of February 9, 1998. All of the issued and outstanding Class B Shares (a total of 1,675,113 shares) are owned by MAE GP Corporation, which is affiliated with Insignia.


                                                        SHARES BENEFICIALLY OWNED(1)
NAME AND ADDRESS OF                       TITLE OF   ---------------------------------
BENEFICIAL HOLDER                          CLASS     NUMBER OF SHARES PERCENT OF CLASS
-----------------------------------      ---------   ---------------------------------
Insignia Financial Group, Inc.,            Class A           96,800       3.70%(2)(3)
 Andrew L. Farkas and Liquidity
 Assistance L.L.C
 One Insignia Financial Plaza
 Greenville, SC 29602

Gotham Partners, L.P. and                  Class A          242,949       9.28%(4)
   Gotham Partners II, L.P.
   110 East 42nd Street, 18th Floor
   New York, New York 10017

Wayne M. Cooperman and                     Class A          214,700       8.20%(5)
   Ricky C. Sandler
   237 Park Avenue, Suite 801
   New York, New York 10012

Fusion Partners, LP                        Class A          166,900       6.38%(5)
   237 Park Avenue, Suite 801
   New York, New York 10012

Ronald J. Consiglio                        Class A           14,750       0.60%

Bryan L. Herrmann                          Class A            4,550       0.20%

J. D'Arcy Chisholm                         Class A            1,728         *

MAE GP                                     Class B        1,675,113      100%(3)(6)

All trustees and executive                 Class A           21,028        0.80%
 officers as a group (3 persons)

All trustees and executive                 Class B             --          0.00%
 officers as a group (3 persons)


(1) Except as otherwise indicated and subject to applicable community property laws and similar statutes and subject to the B Share Proxy and related Option Agreement pertaining to the B Shares, the person listed as beneficial owner of shares has sole voting power and/or dispositive power with respect to the shares.

(2) On January 31, 1997, Insignia Financial Group, Inc., Andrew L. Farkas, Liquidity Assistance L.L.C. (collectively referred to as "Insignia"), filed Amendment No. 4 to Schedule 13D. In the aforementioned Amendment and in prior amendments the filing parties disclose their possible intention to acquire control of AMIT which could involve replacing the Board of Trustees and/or proposing a business combination transaction with AMIT. Such other plans or proposals Insignia is considering include (1) a sale or transfer of a material amount of assets of the Trust, (2) a material change in the present capitalization or dividend policy of AMIT, (3) material changes to AMIT's business or trust structure, (4) changes in AMIT's Declaration of Trust or Trustees' Regulations and (5) redemption or judicial invalidation of rights to purchase Class A shares (the "Purchase Rights").

(3) An affiliate of Insignia.

(4) On June 26, 1997, Gotham Partners, L.P. and Gotham Partners II, L.P. (collectively referred to as "Gotham"), filed Amendment No. 3 to Schedule 13D. In the aforementioned Amendment and in prior amendments the filing parties disclose that they acquired the Class A shares for investment purposes.

(5) On February 5, 1998, Wayne M. Cooperman, Ricky C. Sandler and Fusion Partners, Ltd. (collectively referred to as "Fusion"), filed Amendment No. 2 to Schedule 13D. The Class A shares are held through Fusion Partners Ltd., a limited partnership of which the individuals are the general partners. In the aforementioned Amendment and in the initial Schedule 13D filing, the filing parties disclose that they acquired the Class A shares for investment purposes.

(6) The AMIT Class B shares held by MAE GP are subject to the Class B Voting Proxy and the Stock Option Agreement. The 1,675,113 Class B shares outstanding equals 39% of the total voting power of the AMIT.

*   Less than .1%.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          A significant portion of the outstanding Trust Loans have been made to the partnerships affiliated with MAE GP, the sole holder of the Class B Shares and Insignia the owner of 3.7% of the Class A Shares.

                                     PART IV



ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND
               REPORTS ON FORM 8-K

(a) Listed below are all financial statements and supplemental schedules filed as part of this 10-K and herein included.
                                                                         Page No
--------------------------------------------------------------------------------

      Balance Sheets at December 31, 1997 and 1996                          20

      Statements of Operations for the years ended
      December 31, 1997, 1996 and 1995                                      21

      Statements of Changes in Shareholders' Equity for the
      years ended December 31, 1997, 1996 and 1995                          ??

      Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995                                      23

      Notes to Financial Statements                                         24

      Supplemental Schedule III - Real Estate and Accumulated Depreciation  45

      Supplemental Schedule IV - Mortgage Loans on Real Estate              46

(b) No reports on Form 8-K were filed during the last quarter of the period ended December 31, 1997


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

ANGELES MORTGAGE INVESTMENT TRUST
EXHIBIT INDEX



 EXHIBIT NUMBER          DESCRIPTION OF EXHIBIT
 --------------          ----------------------

   3.1      Declaration of the Trust dated September 1, 1988.(1)

   10.20 Amendment to Agreement and Mutual Release dated April 10, 1995 between the Trust, Angeles Corporation and the Committee of Creditors Holding Unsecured Claims. (2)

   10.21 Amendment to Settlement Agreement dated December 20, 1994 between the Trust and the Insignia Parties. (2)

   10.22    Second Amendment to Settlement Agreement dated March 29, 1995 between the Trust and the Insignia Parties. (2)

   10.23 Third Amendment to Settlement Agreement dated April 12, 1995 between the Trust and the Insignia Parties. (2)

   10.24    Settlement Agreement dated May 5, 1995 between the Trust and
            Satellite Communication Partners, Ltd. (2)

   10.25    Seconded Amended and Restated Loan and Security Agreement dated July
            25, 1995 between the Trust and Imperial Bank. (2)

   10.26    Employment Agreement dated December 1, 1995 between the Trust and
            Anna Merguerian. (2)

   10.27    Employment Agreement dated January 1, 1996 between the Trust and
            Ronald J. Consiglio. (3)

   10.28    Amendment No. 1 to Second Amended and Restated Loan and Security
            Agreement and Note dated September 3, 1996 between the Trust and
            Imperial Bank. (3)

   10.29    Amendment No. 2 to Second Amended and Restated Loan and Security
            Agreement and Note dated September 3, 1996 between the Trust and
            Imperial Bank.

   10.30 Agreement and Plan of Merger dated July 18, 1997 between the Trust and Insignia Properties Trust, Insignia Financial Group, Inc. and
            MAE GP Corporation. (4)

   19.1 Form of Indemnification Agreement dated as of January 3, 1989 between the Trust and the Trustees.

(1) Filed as an exhibit to the Trust's Registration Statement dated December 14, 1988, and incorporated herein by reference.

(2) Filed as an exhibit to the Trust's Form 10-K dated December 31, 1995, and incorporated herein by reference.

(3) Filed as an exhibit to the Trust's Form 10-K dated December 31, 1996, and incorporated herein by reference.

(4) Filed as an exhibit to the Trusts Preliminary Schedule 14A on November 14, 1997, and incorporated herein by reference.

                                          SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ANGELES MORTGAGE INVESTMENT TRUST
                                ------------------------------------------------
                                Registrant

Date   February 27, 1998        /s/ Ronald J. Consiglio
                                ------------------------------------------------
                                Ronald J. Consiglio
                                Chairman of the Board of Trustees

           Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.


Date   February 27, 1998        /s/ Ronald J. Consiglio
                                ------------------------------------------------
                                Ronald J. Consiglio
                                Trustee, President and Chief Executive Officer
                                (Principal Executive Officer)

Date   February 27, 1998        /s/ J. D'Arcy Chisholm
                                ------------------------------------------------
                                J. D'Arcy Chisholm
                                Trustee

Date   February 27, 1998        /s/ Bryan L. Herrmann
                                ------------------------------------------------
                                 Bryan L. Herrmann
                                 Trustee


Date   February 27, 1998        /s/ Curtis J. Crivelli
                                ------------------------------------------------
                                Curtis J. Crivelli
                                Trustee

Date   February 27, 1998        /s/ Anna Merguerian
                                ------------------------------------------------
                                Anna Merguerian
                                Vice President, Chief Financial Officer and
                                Secretary (Principal Financial and Accounting
                                Officer)

ANGELES MORTGAGE INVESTMENT TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997

                                     Initial    Cost capitalized                                                           Life on
                                     Cost to      subsequent to                                                             which
                                      Trust        acquisition                                                          depreciation
                                   --------------------------------  Gross amount at                                       in latest
                                     Building    Improve-  Carrying   which carried                 Date of                 income
                          Encum-     and land     ments     costs      at close of     Accumulated    con-       Date     statements
      Description         brances  improvements                        period(1)(2)   Depreciation  struction  acquired  is computed
---------------------    --------  ------------  --------  --------  --------------   ------------  ---------  --------  -----------
University Center                  $1,800,000        --      --          $1,671,000         0        1975        Dec.-'95       N/A
  Phase IV
Retail Shopping
Friedly, Minnesota

University Center Phase             1,100,000        --      --           1,100,000         0        1975        Nov.-'95       N/A
  I & II
Warehouse Office
Friedly, Minnesota

Colony Cove                         1,714,000         --      --          1,750,000         0        N/A         Apr.-'96       N/A
                                                                                                              & Oct.-'97
Raw Land
Ellenton, Florida        ---------------------------------------------------------------------------

    Total                   $0     $4,614,000        $0      $0          $4,521,000       $ 0
                         ===========================================================================

FOOTNOTES TO SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

(1) Reconcilation of real property investment:
             Balance at January 1, 1995                  $   1,400,000
                       Additions during period:
                       Acquisition through foreclosure   $   4,312,000
                       Deductions during period          $  (2,312,000)
                                                         -------------
             Balance at December 31, 1995                $   3,400,000
                                                         -------------
                       Additions during period:
                       Acquisition through foreclosure   $   3,490,000
                       Deductions during period          $  (1,820,000)
                                                         -------------
             Balance at December 31, 1996                $   5,070,000
                                                         -------------
                       Additions during period:
                       Acquisition through foreclosure   $      36,000
                       Deductions during period          $    (585,000)
                                                         -------------
             Balance at December 31, 1997                $   4,521,000
                                                         =============

(2) The carrying value for federal income tax purposes is $4,521,000.

                        ANGELES MORTGAGE INVESTMENT TRUST
                   SCHEDULE IV- MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                                FINAL   PERIODIC              FACE        CARRYING        PRINCIPAL AMOUNT OF LOANS
                                    INTEREST  MATURITY  PAYMENT    PRIOR    AMOUNT OF     AMOUNT OF         SUBJECT TO DELINQUENT
           DESCRIPTION                RATE      DATE     TERMS     LIENS    MORTGAGES   MORTGAGES(2)(3)    PRINCIPAL OR INTEREST
           -----------                ----      ----     -----     -----    ---------  ----------------   -------------------------

FIRST TRUST DEEDS
Lake Arrowhead Resort
Hotel
Lake Arrowhead, California            10.20%     Nov-99     (1)(9)    -        9,004        9,004                      --

Mesa Dunes, Wakonda, Town &
Country
Retail Stores,                         9.00%     Dec-03     (4)       -        5,000        3,390                      --
Cedar Rapids / Des
Moines, Iowa

Princeton Meadows Joint Venture
Golf Course,
Princeton Meadows, New Jersey         12.50%     Sep-01     (1)       -        1,280        1,567                      --

Virginia Industrial Capital, LLC
Warehouse,
Martinsville, Virginia                11.00%     Apr-98     (1)       -        2,950        2,950                      --

Hospitality Inn
Hotel,
Pensacola, Florida                    11.25%     Nov-02     (4)       -        1,652        1,648                      --

Hospitality Inn
Hotel,
Pensacola, Florida                    11.00%     Nov-02     (4)       -        1,297        1,294                      --

Hospitality Inn
Hotel,
Jacksonville, Florida                 11.00%     Nov-02     (4)       -        2,274        2,268                      --


                        ANGELES MORTGAGE INVESTMENT TRUST
                   SCHEDULE IV- MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                                 FINAL   PERIODIC              FACE        CARRYING        PRINCIPAL AMOUNT OF LOANS
                                    INTEREST   MATURITY  PAYMENT    PRIOR    AMOUNT OF     AMOUNT OF         SUBJECT TO DELINQUENT
           DESCRIPTION                RATE       DATE     TERMS     LIENS    MORTGAGES   MORTGAGES(2)(3)    PRINCIPAL OR INTEREST
           -----------                ----       ----     -----     -----    ---------  ----------------   -------------------------
FIRST TRUST DEEDS (CONTINUED)

Affordable Residential
Communities, LP I
Three manufactured home parks
Denton and Tyler, Texas                8.90%     Dec-03      (1)      --       5,000          5,000                      --

JJ & T Enterprises, Inc.
Four manufactured home parks
Cheyenne, Wyoming                      9.07%     Dec-03      (1)      --       1,900          1,900                      --

American Industrial Capital, LLC
Office/warehouse
Houston, Texas                         8.00%     Dec-07      (1)      --       1,301          1,301                      --

American Industrial Capital, LLC
Industrial warehouse
Aiken, South Carolina                  8.00%     Dec-07      (4)      --         531            531                      --

American Industrial Capital, LLC
Industrial warehouse
Jackson, Tennessee                    10.50%     Dec-07      (1)      --       2,185          2,185                      --
                                                                   -----------------------------------------------------------------
TOTAL FIRST TRUST DEEDS                                               0       34,374         33,038                       0

                        ANGELES MORTGAGE INVESTMENT TRUST
                   SCHEDULE IV- MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                                 FINAL   PERIODIC              FACE        CARRYING        PRINCIPAL AMOUNT OF LOANS
                                    INTEREST   MATURITY  PAYMENT    PRIOR    AMOUNT OF     AMOUNT OF         SUBJECT TO DELINQUENT
           DESCRIPTION                RATE       DATE     TERMS     LIENS    MORTGAGES   MORTGAGES(2)(3)    PRINCIPAL OR INTEREST
           -----------                ----       ----     -----     -----    ---------  ----------------   -------------------------
SECOND TRUST DEEDS

Silver Ridge
Apartments
Maplewood, Minnesota                 10.00%      Dec-97    (1)      4,525        375          385                      385

Bercado Shores
Apartments,
South Bend, Indiana                  12.50%      Jun-95    (1)      4,307      1,350        1,350                    1,350

Brittany Point
Apartments,
Huntsville, Alabama                  12.50%      Dec-00    (1)      9,536      1,570        1,570                      --

Nolana Apartments, Inc.
Los Angeles, California              12.00%      Sep-98    (1)      1,873        455          375                      --

Southgate
Apartments,
Bedford Heights, Ohio                11.50%      Mar-95    (1)      2,723      2,000        2,000                    2,000

                                                               ----------------------------------------------------------------

TOTAL SECOND TRUST DEEDS                                           22,964      5,750        5,680                    3,735


                        ANGELES MORTGAGE INVESTMENT TRUST
                   SCHEDULE IV- MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                                 FINAL   PERIODIC              FACE        CARRYING        PRINCIPAL AMOUNT OF LOANS
                                    INTEREST   MATURITY  PAYMENT    PRIOR    AMOUNT OF     AMOUNT OF         SUBJECT TO DELINQUENT
           DESCRIPTION                RATE       DATE     TERMS     LIENS    MORTGAGES   MORTGAGES(2)(3)    PRINCIPAL OR INTEREST
           -----------                ----       ----     -----     -----    ---------  ----------------   -------------------------

THIRD TRUST DEEDS

Fox Run (A)                           11.25%     Jan-02     (4)     30,400         875           872                    --
Apartments,
Plainsboro, New Jersey
                                                                  ------------------------------------------------------------------

TOTAL THIRD TRUST DEEDS                                             30,400         875           872                     0

PROMISSORY NOTES RECEIVABLE

North Prior                           12.25%     Jun-96     (1)       --         2,000           679                   679
Warehouse Complex,
St. Paul, Minnesota

J. Schultz                             8.00%     May-00     (1)       --            75            75                   --
An Individual

Angeles Partners 16                   12.50%     Jun-97     (1)       --           860           860                  860
California Limited Partnership

Angeles Partners XIV                  12.00%     Feb-98     (1)       --           459           411                   --
California Limited Partnership

Fox Crest                             12.50%     Mar-03     (1)      6,682       4,764         4,764                   --
Apartments,
Waukegan, Illinois
                                                                  ------------------------------------------------------------------

TOTAL PROMISSORY NOTES RECEIVABLE                                    6,682       8,158         6,789                1,539
                                                                    ------       ------        ------              ------

                        ANGELES MORTGAGE INVESTMENT TRUST
                   SCHEDULE IV- MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                           FACE           CARRYING          PRINCIPAL AMOUNT OF LOANS
                                           PRIOR         AMOUNT OF      AMOUNT OF MORT-       SUBJECT TO DELINQUENT
           DESCRIPTION                     LIENS         MORTGAGES       GAGES(2)(3)          PRINCIPAL OR INTEREST
           -----------                     -----         ---------       -----------          ---------------------
SUMMARY

TOTAL FIRST TRUST DEEDS                         0           34,374          33,038                       0

TOTAL SECOND TRUST DEEDS                   22,964            5,750           5,680                   3,735

TOTAL THIRD TRUST DEEDS                    30,400              875             872                       0

TOTAL PROMISSORY NOTES RECEIVABLE           6,682            8,158           6,789                   1,539
                                         --------         --------        --------                --------
TOTAL                                    $ 60,046         $ 49,157          46,379                $  5,274
                                         ========         ========                                ========

UNEARNED LOAN FEES                                                            (243)
                                                                          --------
                                                                            46,136
ALLOWANCE FOR ESTIMATED LOSSES                                              (8,826)
                                                                          --------

                                                                          $ 37,310
                                                                          ========

                        ANGELES MORTGAGE INVESTMENT TRUST
            FOOTNOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1997

(1) Note requires periodic interest only payments through maturity, when the principal balance is due.

(2)  Reconciliation of notes receivable:

Balance at January 1, 1996            $ 45,369,000
Additions:
     New mortgage loans (5)             15,574,000
Deductions:
     Principal collections (6)         (16,256,000)
     Foreclosures                       (4,342,000)
                                      ------------

Balance at December 31, 1996          $ 40,345,000
Additions:
     New mortgage loans (7)             15,116,000
Deductions:
     Principal collections              (7,552,000)
     Write-off of loan (8)              (1,530,000)
                                      ------------

Balance at December 31, 1997          $ 46,379,000
                                      ============

(3) The carrying amount for Federal income tax purposes is approximately $42,245,000.

(4) Note requires monthly interest and principal payments through maturity, when the principal balance is due.

(5) Amount includes modified loans in which accrued but unrecorded interest income was recast as principal for the following loans; Lake Arrowhead - $9,004,000, Fox Run - $875,000, Fox Crest - $1,764,000, Brittany - $291,000
     and Angeles Partners XIV - $134,000.

(6) Amount includes the refinancing of the Lake Arrowhead promissory note of $6 million.

(7) Amount includes modified loans in which accrued but unrecorded interest income was recast as principal for the following loans; Hospitality Inns Pensacola I - $237,000, Hospitality Inns Pensacola II - $97,000, Hospitality Inns Jacksonville - $106,000 and LaSalle - $423,000.

(8)  Amount repreents write-off of Vista Hills promissory note of $1,530,000.

(9) Requires a principal repayment of $1,500,000 in November 1998 with the remaining outstanding principal balance due in 1999.