Form 10-Q
period 1998-03-31
ANGELES MORTGAGE INVESTMENT TRUST
filed 1998-05-13
CIK 840997

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM___________TO________


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

                                 [X] Yes  [ ] No

AS OF MAY 10, 1998 ANGELES MORTGAGE INVESTMENT TRUST HAS 2,617,000 CLASS A SHARES OUTSTANDING.


                                 Total Pages 12

ANGELES MORTGAGE INVESTMENT TRUST


                                      INDEX

                                                                               Page No.
Part I.           Financial Information

     Item 1.      Balance Sheets - March 31, 1998 and December 31, 1997            3

                  Statements of Operations - Three Months Ended March 31,
                           1998 and 1997                                           4

                  Statements of Stockholders' Equity                               5

                  Statements of Cash Flows - Three Months Ended March 31,
                           1998 and 1997                                           6

                  Notes to the Financial Statements                                7

     Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                     8

Part II.          Other Information

     Item 1.      Legal Proceedings                                               11

     Item 6.      Exhibits and Reports on Form 8-K                                11

                          PART I FINANCIAL INFORMATION

ANGELES MORTGAGE INVESTMENT TRUST
BALANCE SHEETS

                                                             MARCH 31         DECEMBER 31
                                                               1998               1997
                                                           ------------       ------------
ASSETS

Notes Receivable (primarily due from affiliates):
Mortgage notes receivable                                  $ 31,921,000       $ 39,347,000
Promissory notes receivable                                   6,789,000          6,789,000
                                                           ------------       ------------
                                                             38,710,000         46,136,000
Less:  Allowances for estimated losses                       (8,826,000)        (8,826,000)
                                                           ------------       ------------

                                                             29,884,000         37,310,000
Foreclosed real estate held for sale                          8,730,000          4,521,000
Cash and cash equivalents                                    10,860,000          3,947,000
Restricted cash                                                 943,000                 --
Accrued interest receivable                                     615,000            654,000
Prepaid expenses and other                                      119,000             98,000
                                                           ------------       ------------

Total assets                                               $ 51,151,000       $ 46,530,000
                                                           ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                      $    537,000       $    588,000
Mortgage loan payable                                         4,525,000                 --
                                                           ------------       ------------

Total liabilities                                             5,062,000            588,000
                                                           ------------       ------------

Shareholders' equity:
Class A Shares (2,617,000  issued and outstanding,
      $1.00 par value, unlimited shares authorized)           2,617,000          2,617,000
Class B Shares (1,675,113 issued and outstanding,
     $.01 value, unlimited shares authorized)                    14,000             14,000
Additional paid-in capital                                   50,199,000         50,199,000
Accumulated distributions in excess of cumulative net
    income                                                   (6,741,000)        (6,888,000)
                                                           ------------       ------------
Total shareholders' equity                                   46,089,000         45,942,000
                                                           ------------       ------------

Total liabilities and shareholders' equity                 $ 51,151,000       $ 46,530,000
                                                           ============       ============


    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENT OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                           MARCH 31
                                                 ---------------------------
                                                    1998            1997
                                                 ----------      ----------
REVENUE:
Interest income                                  $  973,000      $1,168,000
Rental income                                        87,000          67,000
                                                 ----------      ----------

     Total revenue                                1,060,000       1,235,000
                                                 ----------      ----------

COSTS AND EXPENSES:
General and administrative                           56,000         335,000
Amortization                                         20,000          18,000
                                                 ----------      ----------

     Total costs and expenses                        76,000         353,000
                                                 ----------      ----------

NET INCOME                                       $  984,000      $  882,000
                                                 ==========      ==========

NET INCOME PER CLASS A SHARE                     $     0.37      $     0.33
                                                 ==========      ==========

CASH DISTRIBUTIONS PER CLASS A SHARE             $     0.32      $     0.22
                                                 ==========      ==========

WEIGHTED AVERAGE CLASS A SHARES OUTSTANDING       2,617,000       2,617,000
                                                 ==========      ==========

    The accompanying notes are an integral part of the financial statements

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                       ACCUMULATED
                                                                                     DISTRIBUTIONS IN
                                                                       ADDITIONAL       EXCESS OF
                                     CLASS A           CLASS B           PAID-IN      CUMULATIVE NET
                                     SHARES            SHARES            CAPTIAL          INCOME             TOTAL
                                   -----------       -----------       -----------    --------------      -----------
Balance at December 31, 1997       $ 2,617,000       $    14,000       $50,199,000      ($6,888,000)      $45,942,000
Distributions paid to Class A
  Shareholders                              --                --                --         (837,000)         (837,000)
Net income                                  --                --                --          984,000           984,000
                                   -----------       -----------       -----------      -----------       -----------

Balance at March 31, 1998          $ 2,617,000       $    14,000       $50,199,000      ($6,741,000)      $46,089,000
                                   ===========       ===========       ===========      ===========       ===========



     The accompanying notes are an integral part of the financial statements

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF CASH FLOW


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                  --------------------------------
                                                                      1998                1997
                                                                  ------------       -------------
Cash flows from operating activities:
Net income                                                        $    984,000       $    882,000
 Adjustments to reconcile net income to cash
   flows from operating activities:
  Amortization                                                          20,000             18,000
  Interest income in exchange for notes receivable                          --           (423,000)
  Decrease (increase) in interest receivable                            39,000            (43,000)
  Decrease (increase) in prepaid expenses and other assets             (44,000)            45,000
  Decrease in accounts payable and accrued expenses                   (455,000)          (187,000)
  Increase (decrease) in unearned loan fee income                      (63,000)            39,000
                                                                  ------------       ------------

       Cash flows provided by (used in) operating activities           481,000            331,000
                                                                  ------------       ------------

Cash flows from investing activities:
   Principal collections of notes receivable                        11,973,000          2,036,000
   Funding of notes receivable                                      (4,865,000)        (5,000,000)
   Proceeds from foreclosure of real estate                            161,000                 --
                                                                  ------------       ------------

       Cash flows provided by (used in) investing activities         7,269,000         (2,964,000)
                                                                  ------------       ------------

Cash flows used in financing activities:
   Distributions to Class A Shareholders                              (837,000)          (576,000)
                                                                  ------------       ------------

Increase (decrease) in cash and cash equivalents                     6,913,000         (3,209,000)

Cash and cash equivalents:
   At beginning of period                                            3,947,000          9,789,000
                                                                  ------------       ------------

   At end of period                                               $ 10,860,000       $  6,580,000
                                                                  ============       ============

Schedule of noncash financing and investing activities:
   Assumption of first mortgage loan payable                      $  4,525,000       $         --
   Conversion of second mortgage receivable to real property           380,000                 --
   Deed-in-lieu of foreclosure, real property                        4,369,000                 --

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

      Operating results for the three-month period ended March 31, 1998 are not indicative of the results that may be expected for the year ending December 31, 1998.

      For further information, refer to the financial statements and notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - The net income per Class A Share was based on 2,617,000 weighted average Class A Shares outstanding during the three months ended March 31, 1998 and 1997 after deduction of the 1% interest for Class B Shares.

NOTE 3 - The Trust's $5 million line of credit expired April 30, 1997 and required monthly interest only payments based upon prime plus .50% per annum. In May 1998 the line of credit was renewed through October 1998 with the ability to extend the line of credit through April 1999 at the Trust's option. The renewed line of credit provides for the same interest rate and payment terms and requires a $12,500 commitment fee paid quarterly. During the quarter ended March 31, 1998, the Trust did not draw down on the line of credit.

NOTE 4 - In December 1997 the Trust purchased a second mortgage loan for $380,000 on a 186-unit apartment complex, Silver Ridge Apartments, located in Maplewood, Minnesota. The Silver Ridge second mortgage has an interest rate of 10% and default rate of 12% and matured December 31, 1997. In addition, during 1997 the Trust obtained judgement liens against the Silver Ridge Apartments property based upon recourse provisions on other Trust loans. Through a judgement lien, the Trust foreclosed on the property in October 1997 subject to a twelve-month redemption period. On January 30, 1998, the Trust received title to Silver Ridge Apartments through deed-in-lieu of foreclosure as a result of provisions in the second mortgage held by the Trust. In connection with taking title to Silver Ridge Apartments the Trust assumed a first trust deed mortgage from a third party in the amount of $4,525,000. This first mortgage provides for a variable interest rate not to exceed 12%, interest only paid monthly, with a current interest rate of 3-1/2% per annum. The loan matures in July 2023.

      In addition, the Trust assumed control of restricted cash relating to Silver Ridge Apartments with a balance of $943,000 as of March 31, 1998. The restricted cash balance is comprised of approximately $500,000, held by the first mortgage lender in escrow for: principal $295,000; real estate taxes and insurance $100,000; and processing and other fees of $43,000. The remaining $443,000 relates to funds for capital improvements and tenant security deposits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     LIQUIDITY AND CAPITAL RESOURCES

                  The Trust has invested in loans (the "Trust Loans") which were made principally to partnerships that were affiliated with Angeles Corporation ("Angeles"), parent company to the Trust's prior advisor, Angeles Funding Corporation (the "Advisor" or "AFC"), but the majority of which are now controlled by Insignia Properties Trust ("IPT") an affiliate of Insignia Financial Group, Inc. ("Insignia").

         The Trust's $5 million line of credit with the Bank requires monthly interest only payments based upon prime plus 1/2% and matured April 30, 1998. The line of credit with the Bank allows the Trust to draw on such line to facilitate the foreclosure process on Trust loans. As of December 31, 1997 there was no balance due on the line of credit and during the quarter ended March 31, 1998 the Trust did not draw on the line. In May 1998 the line of credit was renewed through October 1998 with the ability to extend the line of credit through April 1999 at the Trust's option. The renewed line of credit provides for the same interest rate and payment terms and requires a $12,500 commitment fee paid quarterly.

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

         In January 1998, the Trust funded a new loan in the amount of $1,000,000 secured by a first deed of trust on a 125,000 square foot warehouse facility located in Memphis, Tennessee. This new loan requires monthly interest only payments at an annual rate of 8% and matures in January 2008. In March 1998 the Trust purchased at par two first mortgage loans from an unaffiliated third party for $3,865,000. These two mortgages are on three industrial warehouse properties located in Cleveland, Ohio. The Trust began the foreclosure process on these three properties in 1996 and expects to take title during the third quarter of 1998. The foreclosure process on these three properties results from the Trust obtaining judgement liens relating to recourse provisions on a defaulted second mortgage loan held by the Trust. The debt service on the first mortgage loans have been and continue to be current through the foreclosure process. These two mortgage loans pay monthly interest only at an annual rate of 7.15% and mature September 1, 1998.

         As of April 30, 1998 the Trust has an outstanding commitment to fund a first mortgage loan in the amount of $5,500,000 and to purchase a first mortgage loan for approximately $4,250,000.

         During the quarter ended March 31, 1998, the Trust had its largest mortgage note receivable prepay in full the outstanding principal balance of $9,004,000. This loan, referred to as Lake Arrowhead, paid monthly interest payments at the stated note rate of 10.20%. While the Trust has been able to commit to fund new loans with such proceeds, it is unlikely it will be able to obtain the same yield as the Lake Arrowhead loan due to the recent downward trend of interest rates.

         The Trust's management on a quarterly basis reviews the carrying value of the Trust's Loans and properties held for sale. Generally accepted accounting principles require that the carrying values of a note receivable or property held for sale cannot exceed the lower of its carrying amount or its estimated net realizable value. The estimate of net realizable value is based on management's review and evaluation of the collateral properties as well as recourse provisions included in certain notes receivable. The allowance for loan loss as of March 31, 1998 was approximately $8.8 million. However, the provision for loss is an estimate which is inherently uncertain and depends on the outcome of future events. The Trust's estimates are based on an analysis of the investment portfolio, composition of the loan portfolio, the value of collateral and current economic conditions.

         As previously announced in a press release on July 18, 1997, AMIT, Insignia Properties Trust ("IPT"), Insignia and MAE GP entered into the Merger Agreement which, provides for, among other things, the Merger of AMIT with and into IPT, with IPT surviving the Merger. Upon consummation of the Merger the separate existence of AMIT will cease. A Special Meeting of AMIT shareholders will be called to consider and vote on proposals to approve and adopt the Merger Agreement and the transactions contemplated thereby, including the merger of AMIT with and into IPT, with IPT being the surviving entity (the "Merger"), and approve the amendment of AMIT's Declaration of Trust (the "Trust Amendment") to permit AMIT to merge and consolidate with other entities subject to the required vote of the AMIT Board and AMIT's shareholders (collectively, the "Merger Proposal"). It is currently expected that the Special Meeting of Shareholders will convene in mid 1998. A proxy statement will be circulated to all AMIT shareholders in advance of the meeting, containing information on the proposed merger.

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


     RESULTS OF OPERATIONS

         During the three months ended March 31, 1998 total revenue and interest income decreased by approximately 14% and 17%, respectively, when compared to the three months ended March 31, 1997. Such decrease is primarily due to the restructuring of the LaSalle loan during the first quarter ending March 31, 1997 which resulted in the Trust capitalizing into principal accrued interest and late fees of $423,000. Recurring revenue and interest income has increased by approximately 31% for the three months ended March 31, 1998 when compared to the same period ended March 31, 1997, due primarily to newly funded loans during 1997 in the amount of $13,867,000. Funds for such new loans in 1997 came from the repayment of non-performing loans and loans paying at a lower rate of interest and from the sale of property obtained through foreclosure.

               The significant decrease in general and administrative expenses for the quarter ended March 31, 1998 when compared to the previous quarter for the same period, is due primarily to reversing expense accruals in the first quarter of 1998 that were provided in 1997 for state income taxes and legal fees in the amounts of $180,000 and $50,000, respectively. Such reversals resulted in a reduction of actual general and expense for the quarter ended March 31, 1998 by $230,000. The general and administrative expense, prior to such adjustments, for the three months ended March 31, 1998 was $286,000, resulting in a decrease of such expense when compared to the same period ended March 31, 1997 by 15%. Such decrease is primarily due to reduced legal expenses incurred by the Trust.

                           PART II. OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS.

     No significant changes have occurred relating to the lawsuit as reported in the Trust's December 31, 1997 Form 10-K.





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

                                       ANGELES MORTGAGE INVESTMENT TRUST




                                       By   /s/Anna Merguerian
                                            ----------------------------------
                                            Anna Merguerian
                                            Chief Financial Officer





Date:  May 15, 1998