Form 10-Q
period 1998-06-30
ANGELES MORTGAGE INVESTMENT TRUST
filed 1998-08-13
CIK 840997

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________


Commission File Number          1-10202
                        ----------------------

                        ANGELES MORTGAGE INVESTMENT TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                        95-6890805
--------------------------------------------------------------------------------
     (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

340 North Westlake Boulevard, Suite 230, Westlake Village, California      91362
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code         (805) 449-1335
                                                  -----------------------------

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

                                [X] Yes  [  ] No

AS OF AUGUST 13, 1998 ANGELES MORTGAGE INVESTMENT TRUST HAS 2,617,000 CLASS A SHARES OUTSTANDING.


                                 Total Pages 14

ANGELES MORTGAGE INVESTMENT TRUST


                                      INDEX

                                                                                    Page No.
                                                                                    --------
Part I.        Financial Information

    Item I.    Balance Sheets - June 30, 1998 and December 31, 1997                     3

               Statements of Operations - For the three and six months
                      ended June 30, 1998 and 1997                                      4

               Statement of Stockholders' Equity                                        5

               Statements of Cash Flows - For the six months ended
                      June 30, 1998 and 1997                                            6

               Notes to the Financial Statements                                        7

    Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                               9

Part II.       Other Information

    Item 1.    Legal Proceedings                                                       12

    Item 6.    Exhibits and Reports on Form 8-K                                        12

ANGELES MORTGAGE INVESTMENT TRUST
BALANCE SHEETS

                                                                 JUNE 30        DECEMBER 31
                                                                   1998             1997
                                                               ------------     ------------
ASSETS

Notes Receivable
Mortgage notes receivable                                      $ 37,353,000     $ 39,347,000
Promissory notes receivable (primarily due from affiliates)       6,110,000        6,789,000
                                                               ------------     ------------
                                                                 43,463,000       46,136,000
Less:  Allowances for estimated losses                           (8,147,000)      (8,826,000)
                                                               ------------     ------------

                                                                 35,316,000       37,310,000
Foreclosed real estate held for sale                              8,755,000        4,521,000
Cash and cash equivalents                                         6,248,000        3,947,000
Restricted cash                                                     812,000               --
Accrued interest receivable                                         604,000          654,000
Prepaid expenses and other assets                                   130,000           98,000
                                                               ------------     ------------

Total assets                                                   $ 51,865,000     $ 46,530,000
                                                               ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                          $    429,000     $    588,000
Mortgage note payable                                             4,525,000               --
                                                               ------------     ------------

Total liabilities                                                 4,954,000          588,000
                                                               ------------     ------------

Shareholders' equity:
Class A Shares (2,617,000 issued and outstanding,
    $1.00 par value, unlimited shares authorized)                 2,617,000        2,617,000
Class B Shares (1,675,113 issued and outstanding,
     $.01 value, unlimited shares authorized)                        14,000           14,000
Additional paid-in capital                                       50,199,000       50,199,000
Accumulated distributions in excess of cumulative net
   income                                                        (5,919,000)      (6,888,000)
                                                               ------------     ------------
Total shareholders' equity                                       46,911,000       45,942,000
                                                               ------------     ------------

Total liabilities and shareholders' equity                     $ 51,865,000     $ 46,530,000
                                                               ============     ============

         The accompanying notes are an integral part of the financial statements

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30                     JUNE 30
                                        ------------------------    ------------------------
                                           1998          1997          1998          1997
                                        ----------    ----------    ----------    ----------
REVENUE:
Interest income                         $  967,000    $1,357,000    $1,939,000     2,525,000
Rental income, net                         275,000        32,000       361,000        99,000
Gain from sale of real property                 --        28,000            --        28,000
Recovery of bad debts                      679,000       341,000       679,000       341,000
                                        ----------    ----------    ----------    ----------

     Total revenue                       1,921,000     1,758,000     2,979,000     2,993,000
                                        ----------    ----------    ----------    ----------

COSTS AND EXPENSES:
General and administrative                 247,000       283,000       302,000       618,000
Amortization                                13,000        13,000        33,000        31,000
                                        ----------    ----------    ----------    ----------

     Total costs and expenses              260,000       296,000       335,000       649,000
                                        ----------    ----------    ----------    ----------

NET INCOME                              $1,661,000    $1,462,000    $2,644,000    $2,344,000
                                        ==========    ==========    ==========    ==========


NET INCOME PER CLASS A SHARE            $     0.63    $     0.55    $     1.00    $     0.89
                                        ==========    ==========    ==========    ==========

CASH DISTRIBUTIONS PER CLASS A SHARE    $     0.32    $     0.24    $     0.64    $     0.46
                                        ==========    ==========    ==========    ==========

WEIGHTED AVERAGE CLASS A SHARES
      OUTSTANDING                        2,617,000     2,617,000     2,617,000     2,617,000
                                        ==========    ==========    ==========    ==========

    The accompanying notes are an integral part of the financial statements.

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENT OF CHANGES IN SHAREHOLDERS'
EQUITY



                                                                                   ACCUMULATED
                                                                                  DISTRIBUTIONS
                                                                                        IN
                                                                                    EXCESS OF
                                                                  ADDITIONAL       CUMULATIVE
                                    CLASS A         CLASS B         PAID-IN            NET
                                     SHARES         SHARES          CAPITAL           INCOME              TOTAL
                                   ----------       -------       -----------       -----------        ------------
Balance at December 31, 1997       $2,617,000       $14,000       $50,199,000       ($6,888,000)       $ 45,942,000
Distributions paid to Class
A Shareholders                             --            --                --        (1,675,000)         (1,675,000)
Net income                                 --            --                --         2,644,000           2,644,000
                                   ----------       -------       -----------       -----------        ------------
Balance at June 30, 1998           $2,617,000       $14,000       $50,199,000       ($5,919,000)       $ 46,911,000
                                   ==========       =======       ===========       ===========        ============




     The accompanying notes are an integral part of the financial statements

ANGELES MORTGAGE INVESTMENT TRUST
STATEMENTS OF CASH FLOW

                                                           SIX MONTHS ENDED JUNE 30
                                                         -----------------------------
                                                             1998            1997
                                                         -------------   -------------
Cash flows from operating activities:
Net income                                              $  2,644,000     $ 2,344,000
 Adjustments to reconcile net income to cash
  flows from operating activities:
   Gain from sale of real estate                                  --         (28,000)

   Recovery of bad debt                                     (679,000)       (341,000)
   Interest income in exchange for notes receivable               --        (864,000)
   Amortization of loan fees                                  33,000          31,000
   Decrease (increase) in interest receivable                 50,000        (135,000)
   Decrease (increase) in prepaid expenses and other
     assets                                                  (40,000)         24,000
   Decrease in accounts payable and
     accrued expenses                                       (459,000)       (120,000)
   Increase (decrease) in unearned loan fee income           (16,000)         66,000
                                                        ------------     -----------
       Cash flows from operating activities                1,533,000         977,000
                                                        ------------     -----------
Cash flows from investing activities:
   Funding of notes receivable                           (10,365,000)     (9,850,000)
   Principal collections of notes receivable              12,672,000       2,604,000
   Proceeds from sale of real property                            --         613,000
   Improvements and replacements to real property
      held for sale                                          (25,000)             --
   Proceeds from foreclosure of real estate                  161,000              --
                                                        ------------     -----------
       Cash flows from investing activities                2,443,000      (6,633,000)
                                                        ------------     -----------
Cash flows from financing activities:
   Distributions to Class A Shareholders                  (1,675,000)     (1,204,000)
                                                        ------------     -----------
       Cash flows used in financing activities            (1,675,000)     (1,204,000)
                                                        ------------     -----------
Increase (decrease) in cash and cash equivalents           2,301,000      (6,860,000)
Cash and cash equivalents
   At beginning of period                                  3,947,000       9,789,000
                                                        ------------     -----------

   At end of period                                     $  6,248,000     $ 2,929,000
                                                        ============     ===========
Schedule of noncash financing and investing
  activities:
Assumption of first mortgage loan payable               $  4,525,000     $        --
Conversion of second mortgage receivable to real
  property                                                   380,000              --
Deed-in-lieu of foreclosure, real property                 4,369,000              --

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

     Operating results for the three and six month periods ended June 30, 1998 are not indicative of the results that may be expected for the year ending December 31, 1998.

     For further information, refer to the financial statements and notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1997.


NOTE 2 - The net income per Class A Share was based on 2,617,000 weighted average Class A Shares outstanding during the three and six months ended June 30, 1998 and 1997, after deduction of the 1% interest for Class B Shares.


NOTE 3 - In May 1998 the Trust's $5 million line of credit was renewed through October 1998 with the ability to extend the line of credit through April 1999 at the Trust's option. The line of credit requires monthly interest only payments based upon prime plus 1/2% and a $12,500 commitment fee paid quarterly. During the three and six months ended June 30, 1998, the Trust did not draw on the line of credit.


NOTE 4 - During the second quarter ended June 30, 1998 the Trust received cash proceeds of approximately $842,000, from the loan referred to by the Trust as "Northprior." In June the Trust recorded a recovery of bad debt in the amount of $679,000 for which an allowance for estimated loss had been previously established and recorded $163,000 in interest income. The Trust may receive a minimal amount of additional proceeds from the Northprior loan from excess amounts, if any, held in an escrow account to remediate environmental problems at the property.


NOTE 5 - In December 1997 the Trust purchased a second mortgage loan for $380,000 on a 186-unit apartment complex, Silver Ridge Apartments, located in Maplewood, Minnesota. The Silver Ridge second mortgage has an interest rate of 10% and default rate of 12% and matured December 31, 1997. In addition, during 1997 the Trust obtained judgement liens against the Silver Ridge Apartments property based upon recourse provisions on other Trust loans. Through a judgement lien, the Trust foreclosed on the property in October 1997 subject to a twelve-month redemption period. On January 30, 1998, the Trust received title to Silver Ridge Apartments through deed-in-lieu of foreclosure as a result of provisions in the second mortgage held by the Trust. In connection with taking title to Silver Ridge Apartments the Trust assumed a first trust deed mortgage from a third party in the amount of $4,525,000. This first mortgage provides for a variable interest rate not to exceed 12%, interest only paid monthly, with a current interest rate of 4% per annum. The loan matures in July 2023.

     In addition, the Trust assumed control of restricted cash relating to Silver Ridge Apartments with a balance of $812,000 as of June 30, 1998. The restricted cash balance is comprised of approximately $457,000, held by the first mortgage lender in escrow for: principal $310,000; interest of $62,000; real estate taxes and insurance $60,000; and processing and other fees of $25,000. The remaining $355,000 relates to funds for capital improvements and tenant security deposits.

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

        In May 1998, the Trust's $5 million line of credit with the Bank was renewed through October 1998, with the ability to renew for an additional six months to April 1999 at the Trust's option. The line of credit with the Bank allows the Trust to draw on such line to facilitate the foreclosure process on Trust loans. The line of credit requires monthly interest only payments based upon prime plus 1/2% and a $12,500 commitment fee paid quarterly. During the six month period ended June 30, 1998, the Trust did not draw on the line of credit.

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

        In June 1998, the Trust funded a new loan in the amount of $5,500,000 secured by a first deed of trust on a 363,000 square foot warehouse facility located in Indianapolis, Indiana. This new loan requires monthly interest only payments at an annual rate of 7.71% and matures in June 2008.

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

        The Trust's management on a quarterly basis reviews the carrying value of the Trust's Loans and properties held for sale. Generally accepted accounting principles require that the carrying values of a note receivable or property held for sale cannot exceed the lower of its carrying amount or its estimated net realizable value. The estimate of net realizable value is based on management's review and evaluation of the collateral properties as well as recourse provisions included in certain notes receivable. The allowance for loan loss as of June 30, 1998 was approximately $8.1 million. However, the provision for loss is an estimate which is inherently uncertain and depends on the outcome of future events. The Trust's estimates are based on an analysis of the investment portfolio, composition of the loan portfolio, the value of collateral and current economic conditions.

        On July 31, 1998 the Trust received title to five real properties through deeds-in-lieu of foreclosure. The first property, referred to by the Trust as Southgate Apartments, a 152-unit apartment complex located in Bedford Heights, Ohio, on which the Trust began the foreclosure process in 1996 on a delinquent second mortgage held by the Trust. In conjunction with taking title to this property, the Trust assumed a first trust deed mortgage from a third party in the amount of $2,541,000. This first mortgage provides for monthly principal and interest payments at a fixed annual interest rate of 10.63% and matures in January 2006. Three of the properties the Trust obtained through deeds-in-lieu are industrial warehouses located in Cleveland, Ohio with a total of 221,000 square feet. As discussed above, the Trust began the foreclosure process on these three properties in 1996 as a result of the Trust obtaining judgement liens relating to recourse provisions on a defaulted second mortgage loan held by the Trust. The fifth property, referred to by the Trust as Whispering Pines Apartments, is a 136-unit apartment complex located in Fitchburg, Wisconsin. The Trust in 1997 had obtained judgement liens against this property due to recourse provisions on two defaulted notes held by the Trust. In conjunction with taking title to Whispering Pines Apartments the Trust paid in full a first mortgage loan in the amount of $4,291,000 held on this property.

        Also during July 1998 the Trust modified a promissory note receivable to Angeles Partners XIV, which had a maturity date in February 1998. In conjunction with the modification the Trust capitalized into principal approximately $22,000 of accrued interest and extended the maturity date to March 2002.

        As previously announced in a press release on July 18, 1997, AMIT, Insignia Properties Trust ("IPT"), Insignia and MAE GP entered into the Merger Agreement which, provides for, among other things, the Merger of AMIT with and into IPT, with IPT surviving the Merger. Upon consummation of the Merger the separate existence of AMIT will cease. A Special Meeting of AMIT shareholders will be called to consider and vote on proposals to approve and adopt the Merger Agreement and the transactions contemplated thereby, including the merger of AMIT with and into IPT, with IPT being the surviving entity (the "Merger"), and approve the amendment of AMIT's Declaration of Trust (the "Trust Amendment") to permit AMIT to merge and consolidate with other entities subject to the required vote of the AMIT Board and AMIT's shareholders (collectively, the "Merger Proposal"). It is currently expected that the Special Meeting of Shareholders will convene in September 1998. A proxy statement will be circulated to all AMIT shareholders in advance of the meeting, containing information on the proposed merger.

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


RESULTS OF OPERATIONS

             Interest income for the three and six months ended June 30, 1998 decreased by approximately 29% and 23%, respectively, when compared to the same periods ending in 1997. Such decrease is primarily due to the restructuring of the three Hospitality Inn second mortgage loans, which occurred in April 1997 and the LaSalle loan which was effective in February 1997. Upon modifying these loans the Trust capitalized into principal accrued interest and late fees of approximately $440,000 relating to the three Hospitality Inn second mortgage loans, during the quarter ended June 30, 1997, and $409,000 for the LaSalle loan during the first quarter ended March 31, 1997. Recurring interest income for the three and six months ended June 30, 1998 when compared to the same periods ended June 30, 1997 has increased 5% and 17%, respectively, due to newly funded loans in amount of $13,867,000 during 1997 and $10,365,000 during the six months ended June 30, 1998. Rental income increased significantly for the three and six months ended June 30, 1998 when compared to the same periods ending June 30, 1997 due to the Trust obtaining title to an additional income producing property during the quarter ending March 31, 1998.

        The Trust recognized additional income for the three months ended June 30, 1998 relating to recovery of bad debt. During the three months ended June 30, 1998, the Trust received a full principal repayment of $679,000 on a loan for which an allowance for estimated loss has been previously provided.

        The 13% decrease in general and administrative expenses for the three months ended June 30, 1998 when compared to the same period ending in 1997 is primarily due to reduced legal fees incurred by the Trust. The significant decrease of 51% in the general and administrative expenses for the six months ended June 30, 1998 when compared to the same period in 1997 is due primarily to reversing expense accruals in the first quarter of 1998 that were provided in 1997 for state income taxes and legal fees in the amounts of $180,000 and $50,000 and an overall reduction in legal fees incurred by the Trust during 1998.

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





Date:  August 13, 1998